Form 10-Q
period 2015-01-31
BRIDGEWATER PLATFORMS INC.
filed 2015-03-23
CIK 1623360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission file number: 333-199582

Bridgewater Platforms Inc.
(Exact name of registrant as specified in its charter)

Nevada	33-123170
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

78 Shorncliffe Road Etobicoke, Ontario, Canada M8Z 5K5
(Address of principal executive offices)

416-659-8907
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of March 20, 2015, there were 5,000,000 shares of the issuer's common stock, par value $0.001, outstanding.

BRIDGEWATER PLATFORMS INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2015

PART I – FINANCIAL INFORMATION

Item 1.      Unaudited Financial Statements.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Prospectus 424B(2)  filed with the Securities and Exchange Commission on February 24, 2015. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year ending January 31, 2015.

BRIDGEWATER PLATFORMS INC.

INDEX TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

January 31, 2015

BRIDGEWATER PLATFORMS INC.
Consolidated Balance Sheets

	January 31, 2015	July 31, 2014
	(Unaudited)
ASSETS
Current Assets
Cash	$7,720	$4,925
TOTAL ASSETS	7,720	4,925

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$8,503	$4,291
TOTAL LIABILITIES	8,503	4,291

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, par value $0.001, 75,000,000 shares authorized,
5,000,000 and 2,500, 000 shares issued and outstanding, respectively	5,000	2,500
Additional paid-in capital	10,570	2,500
Accumulated deficit	(15,719)	(4,366)
Accumulated other comprehensive loss	(634)	-
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(783)	634
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$7,720	$4,925

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGEWATER PLATFORMS INC.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended	Six Months Ended
	January 31,	January 31,
	2015	2015

REVENUES	$5,518	$8,849
COST OF GOODS SOLD	2,419	3,729
GROSS PROFIT	3,099	5,120

OPERATING EXPENSES
General and administrative	2,445	5,073
Professional fees	5,282	11,400
Total Operating Expenses	7,727	16,473

LOSS BEFORE INCOME TAXES	(4,628)	(11,353)
Provision for income taxes	-	-

NET LOSS	$(4,628)	$(11,353)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	(622)	(634)
TOTAL COMPREHENSIVE LOSS	$(5,250)	$(11,987)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	5,000,000	4,239,130

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGEWATER PLATFORMS INC.
Statements of Stockholders' Equity (Deficit)
(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Number of Shares	Amount	Capital	Deficit	Loss	Equity (Deficit)

Balance - May 6, 2014	-	$-	$-	$-	$-	$-
Common shares issued for cash at $0.002 per share	2,500,000	2,500	2,500	-	-	5,000
Net loss	-	-	-	(4,366)	-	(4,366)
Balance - July 31. 2014 (Audited)	2,500,000	2,500	2,500	(4,366)	-	634
Common shares issued for cash at $0.002 per share	2,500,000	2,500	2,500	-	-	5,000
Contributed Services	-	-	5,570	-	-	5,570
Net loss	-	-	-	(11,353)		(11,353)
Foreign currency translation adjustments	-	-	-	-	(634)	(634)
Balance - January 31, 2015	5,000,000	$5,000	$10,570	$(15,719)	$(634)	$(783)

The accompanying notes are an integral part of these consolidated financial statements

BRIDGEWATER PLATFORMS INC.
Consolidated Statement of Cash Flows
(Unaudited)

Six Months Ended
January 31,
2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss and other comprehensive loss	$(11,987)
Adjustments to non-cash items:
Contributed services	5,570
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	4,212
Net cash used in operating activities	(2,205)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	5,000
Net cash provided by financing activities	5,000

Net increase in cash and cash equivalents	2,795
Cash and cash equivalents - beginning of period	4,925
Cash and cash equivalents - end of period	$7,720

Supplemental Cash Flow
Cash paid for interest	$-
Cash paid for income taxes	$-

The accompanying notes are an integral part of these consolidated financial statements.

BRIDGEWATER PLATFORMS INC.
Notes to the Consolidated Interim Financial Statements
January 31, 2015

NOTE 1 -  ORGANIZATION AND DESCRIPTION OF BUSINESS

Bridgewater Platforms Inc. (the "Company") is a Nevada corporation incorporated on May 6, 2014. It is based in Las Vegas, NV, USA, and the Company's fiscal year end is July 31.

On May 20, 2014, the Company incorporated its wholly owned Canadian subsidiary, Bridgewater Construction Ltd. in Etobicoke, Ontario.

The Company intends to develop a modular pool-covering system to install a secure platform each fall that can be walked on and used for whatever purpose the homeowner desires. Each platform will be custom-made from sturdy recycled materials, and when not in use, the company will come back each spring, dissemble, and store the platform at its own secure facility. To date, the Company's activities have been limited to provide construction service to local residents, its formation and the raising of equity capital.

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America.

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Financial Statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles ("GAAP") of the United States.

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

Basis of Consolidation

These financial statements include the accounts of the Company and its wholly-owned subsidiary, Bridgewater Construction Ltd., All material intercompany balances and transactions have been eliminated.

Foreign Currency Translation and Re-measurement

The Company's functional and reporting currency is the U.S. dollar. The Company's subsidiary's functional currency is the Canadian dollar. All transactions initiated in Canadian dollars are translated into U.S. dollars in accordance with ASC 830-30, "Translation of Financial Statements," as follows:

i)	Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date.
ii)	Non-monetary assets and liabilities and equity at historical rates.
iii)	Revenue and expense items at the average rate of exchange prevailing during the period.

Adjustments arising from such translations are deferred until realization and are included as a separate component of stockholders' equity as a component of comprehensive income or loss. Therefore, translation adjustments are not included in determining net income (loss) but reported as other comprehensive income.

For foreign currency transactions, the Company translates these amounts to the Company's functional currency at the exchange rate effective on the invoice date. If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income for the period. $634 realized exchange gains or losses were recorded during the six months ended January 31, 2015.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ from these good faith estimates and judgments.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $7,720 and $4,925 cash at January 31, 2015 and July 31, 2014, respectively.

Accounts Receivable

The Company's accounts receivable consists of trade receivables from customers. The Company evaluates the collectability of its accounts receivable on an on-going basis and write off the amount when it is considered to be uncollectible. The Company does not have allowance for doubtful accounts. As at January 31, 2015 and July 31, 2014, the Company had $0 in accounts receivable.

Financial Instruments

The Company follows ASC 820, "Fair Value Measurements and Disclosures", which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

The three levels of the fair value hierarchy are described below:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

Concentrations of Credit Risk

The Company's financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with financial institutions of high credit worthiness. At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits. The Company evaluates the collectability of its accounts receivable on an on-going basis and request deposits whenever it is necessary. The Company's management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

Revenue Recognition

The Company will recognize revenue from the sale of products and services in accordance with ASC 605,"Revenue Recognition." The Company will recognize revenue only when all of the following criteria have been met:

i)	Persuasive evidence for an agreement exists;
ii)	Service has been provided;
iii)	The fee is fixed or determinable; and,
iv)	Collection is reasonably assured.

Start-Up Costs

In accordance with ASC 720, "Start-up Costs", the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Share-based Expenses

ASC 718 "Compensation – Stock Compensation" prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, "Equity – Based Payments to Non-Employees." Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

There were no share-based expenses for the period ending January 31, 2015.

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 "Income Taxes." Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as at January 31, 2015 and July 31, 2014.

Net Loss Per Share of Common Stock

The Company has adopted ASC Topic 260, "Earnings per Share," ("EPS") which requires presentation of basic EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation. In the accompanying financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Related Parties

The Company follows ASC 850, "Related Party Disclosures," for the identification of related parties and disclosure of related party transactions. See Note 6.

Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of January 31, 2015.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since and their potential effect on our financial statements. The Company's management believes that these recent pronouncements will not have a material effect on the Company's consolidated financial statements.

NOTE 3 -  GOING CONCERN

The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established an ongoing source of revenues sufficient to cover its operating cost, and requires additional capital to commence its operating plan. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about its ability to continue as a going concern.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan to obtain such resources for the Company include: sales of equity instruments; traditional financing, such as loans; and obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

There is no assurance that the Company will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to the Company. In addition, profitability will ultimately depend upon the level of revenues received from business operations. However, there is no assurance that the Company will attain profitability. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 -  EQUITY

Authorized Stock

The Company has authorized 75,000,000 common shares with a par value of $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Common Shares

On May 6, 2014, the company issued 2,500,000 shares to an officer and director at $0.002 per share for $5,000 cash.

On September 26, 2014, the company issued 2,500,000 shares to an officer and director at $0.002 per share for $5,000 cash.

Other

During the six months ending January 31, 2015, the officers of the Company contributed services valued at $5,570, recognized as contributed capital and expense.

NOTE 5 -  PROVISION FOR INCOME TAXES

The Company provides for income taxes under ASC 740, "Income Taxes". ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the tax rates in effect when these differences are expected to reverse. It also requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company is subject to taxation in the United States and certain state jurisdictions.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

January 31, 2015
Income tax expense at statutory rate	$(3,860)
Valuation allowance	3,860
Income tax expense per books	$-

Net deferred tax assets consist of the following components as of:

	January 31, 2015	July 31, 2014
NOL Carryover	$5,344	$1,484
Valuation allowance	(5,344)	(1,484)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Income Tax laws of United States of America, net operating loss carry forwards of approximately $15,719, which expire commencing in fiscal 2032, for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

NOTE 6 -  RELATED PARTY TRANSACTIONS

On May 6, 2014, the company issued 2,500,000 shares to an officer and director at $0.002 per are for $5,000 cash.

On September 26, 2014, the company issued 2,500,000 shares to an officer and director at $0.002 per are for $5,000 cash.

The Company does not have employment contracts with its key employees, who are the controlling shareholders and are officers and directors of the Company. The Company is estimating the cost of services and labor provided to the Company in the production of its revenue and administrative costs. Expense is calculated based on a normalized salary, allocated to the time provided to the Company. The computation has been allocated to the production costs and administrative services provided, in the amount of $2,220 and $3,780 for the six months ending January 31, 2015, respectively. These amounts may change significantly as business expands. Of the total services of $6,000, for the six months ending January 31, 2015, $500 was paid to the officer and $5,570 was contributed by the officers and recognized as a contribution to equity.

The Company does not own or lease property or lease office space. The office space used by the Company was arranged by the officers and directors of the Company to use at no charge.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

NOTE 7 -  COMMITMENTS AND CONTINGENCIES

The Company has no commitments or contingencies as at January 31, 2015 and July 31, 2014.

From time to time the Company may become a party to litigation matters involving claims against the Company. Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company's financial position or results of operations.

NOTE 8 -  SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the "Descrition of Business - Risk Factors" section in our Prospectus on Form424B(2), as filed on February 24, 2015.  You should carefully review the risks described in in our Prospectus and in other documents we file from time to time with the Securities and Exchange Commission ("SEC"). You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-Q to the "Company," "Bridgwater," "we," "us," or "our" are to Bridgewater Platforms Inc.

Corporate Overview

Bridgewater Platforms Inc. was incorporated in the State of Nevada on May 6, 2014, and our fiscal year end is July 31.  Bridgewater Platforms Inc., incorporated a wholly owned subsidiary in the Province of Ontario, Canada on May 20, 2014, called Bridgewater Construction Ltd. The company's administrative address is, 78 Shorncliffe Road, Etobicoke, Ontario, Canada M8Z 5K5. The telephone number is 416-659-8907.

Bridgewater Platforms' wholly owned subsidiary, Bridgewater Construction Ltd. operates as a landscape design and construction services business. The Company currently offers landscaping and minor construction services and intends to expand its business and to develop a new outdoor pool covering product and service that will help northern cold-climate homeowners solve the dilemma of what to do with their pools over the fall, winter, and spring months when pool use is not possible. To date, the Company's activities have been limited to its formation, the beginning of operations the raising of equity capital. We currently do not have any employees.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the period ended January 31, 2014, together with notes thereto, which are included in this report.

Results of Operations

The following table provides selected financial data about our company as of January 31, 2015 and July 31, 2014.

Balance Sheet Date	Janaury 31, 2015	July 31, 2014

Cash	$7,720	$4,925
Total Assets	$7,720	$4,925
Total Liabilities	$8,503	$4,291
Stockholders' Equity (Deficit)	$(783)	$634

The following table provides the results of operations for the Three and Six Months Ended January 31, 2015:

	Three Months Ended January 31, 2015	Six Months Ended January 31, 2015

Revenues	$5,518	$8,849
Cost Of Goods Sold	2,419	3,729
Gross Profit	3,099	5,120
Operating Expenses	7,727	16,473
Net Operating Loss	4,628	11,353
Other Comprenhensive Loss	622	634
Total Comprehensive Loss	$5,250	$11,987

For the three and six months ended January 31, 2015, our revenues were $5,518 and $8,849, respectively; our cost of goods sold was 2,419 and $3,729, respectively; and our gross profit was $3,099 and $5,120, respectively. For the three and six months ended January 31, 2015 our operating expenses were $7,727 and $16,473, respectively; our net operating loss was 4,628 and $11,353, respectively; other comprehensive income was $622 and $634, respectively and our total comprehensive loss was $5,250 and $11,987, respectively.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us on which to base an evaluation of our performance. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in developing our website, and possible cost overruns due to the price and cost increases in supplies and services.

While the officers and directors have generally indicated a willingness to provide services and financial contributions if necessary, there are presently no agreements, arrangements, commitments, or specific understandings, either verbally or in writing, between the officers and directors and Bridwater Plaforms.

If we are unable to meet our needs for cash from either the money that we raise from future financings, or possible alternative sources, then we may be unable to continue, develop, or expand our operations.

We have no plans to undertake any product research and development during the next twelve months. There are also no plans or expectations to acquire or sell any plant or plant equipment in the first year of operations.

We anticipate that we will need $30,000 to fund the next 12 months of our operations. If we are unable to meet our needs for cash from either the cash flows from operations, money that we raise from our current offering or future financings, or possible alternative sources, then we may be unable to continue, develop, or expand our operations. We currently do not have sufficient funds to operate our business for the next 12 months.

Liquidity and Capital Resources

Working Capital

	January 31, 2015	July 31, 2014

Current Assets	$7,720	$4,925
Current Liabilities	$8,503	$4,291
Working Capital (Deficiency)	$(783)	$634

Cash Flows

	Six Months Ended July 31, 2014	Six Months Ended April 30, 2013
Cash Flows from (used in) Operating Activities	$(23,744)	$(7,862)
Cash Flows from (used in) Investing Activities	$-	-
Cash Flows from (used in) Financing Activities	$4,995	$8,000
Net Increase (decrease) in Cash During Period	$(18,749)	$138

As at January 31, 2015, our company's cash balance was $7,720 compared to $4,925 as at July 31, 2014. The decrease in cash was primarily due to ongoing regulatory costs.

As at January 31, 2015, our company had total liabilities of $8,503 compared with total liabilities of $4,291 as at July 31, 2014. The increase in total liabilities was attributed to an increase in professional fee expenses related to our current registration statement.

As at January 31, 2014, our company had working capital deficiency of $783 compared with working capital of $634 as at July 31, 2014. The decrease in working capital was primarily attributed to the decrease in cash and offset by the increase in accounts payable and accured liabilites.

Cash Flow from Operating Activities

During the six months ended January 31, 2015, our company used $2,205 in cash from operating activities.

Cash Flow from Investing Activities

During the six months ended January 31, 2015, our company used $nil cash for investing activities.

Cash Flow from Financing Activities

During the six months ended January 31, 2015, our company received $5,000 in cash in financing activities from proceeds from the sale of our common stock.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 4.  Controls and Procedures.

Management's Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As of the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended January 31, 2015, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A.  Risk Factors.

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

We did not issue unregistered equity securities during the quarter ended January 31, 2015.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit Number	Description of Exhibit
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.
101*	Interactive Data File (Form 10-Q for the period ended Janaury 31, 2015 furnished in XBRL).
101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE
XBRL Instance Document
XBRL Taxonomy Extension Schema Document
XBRL Taxonomy Extension Calculation Linkbase Document
XBRL Taxonomy Extension Definition Linkbase Document
XBRL Taxonomy Extension Label Linkbase Document
XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIDGEWATER PLATFORMS INC.
(Registrant)

Dated: March 23, 2015	/s/ Emauel Oliveira
Emanuel Oliveira
President, Chief Executive Officer, Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)