Form 10-Q
period 2015-04-30
BRIDGEWATER PLATFORMS INC.
filed 2015-06-15
CIK 1623360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015

or

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

As of June 10, 2015, there were 8,333,346 shares of the issuer's common stock, par value $0.001, outstanding.

BRIDGEWATER PLATFORMS INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2015

PART I – FINANCIAL INFORMATION

Item 1.      Unaudited Financial Statements.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Prospectus 424B(2)  filed with the Securities and Exchange Commission on February 24, 2015. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year ending July 31, 2015.

BRIDGEWATER PLATFORMS INC.

INDEX TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

April 30, 2015

BRIDGEWATER PLATFORMS INC.
Consolidated Balance Sheets

	April 30, 2015	July 31, 2014
	(Unaudited)
ASSETS
Current Assets
Cash	$44,279	$4,925
Accounts receivable	3,755	-
TOTAL ASSETS	48,034	4,925

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$2,713	$4,291
TOTAL LIABILITIES	2,713	4,291

STOCKHOLDERS' EQUITY
Common stock, par value $0.001, 75,000,000 shares authorized, 8,333,346 and 2,500, 000 shares issued and outstanding, respectively	8,333	2,500
Additional paid-in capital	60,237	2,500
Accumulated deficit	(23,035)	(4,366)
Accumulated other comprehensive loss	(214)	-
TOTAL STOCKHOLDERS' EQUITY	45,321	634
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$48,034	$4,925

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BRIDGEWATER PLATFORMS INC.
Consolidated Statements of Operations and Comprehensive Income (Loss)
 (Unaudited)

	Three Months Ended	Nine Months Ended
	April 30, 2015	April 30, 2015

REVENUES	$3,844	$12,693
COST OF GOODS SOLD	1,762	5,491
GROSS PROFIT	2,082	7,202

OPERATING EXPENSES
General and administrative	4,612	9,685
Professional fees	4,786	16,186
Total Operating Expenses	9,398	25,871

LOSS BEFORE INCOME TAXES	(7,316)	(18,669)
Provision for income taxes	-	-

NET LOSS	$(7,316)	$(18,669)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	420	(214)
TOTAL COMPREHENSIVE LOSS	$(6,896)	$(18,883)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	5,037,453	4,499,390

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BRIDGEWATER PLATFORMS INC.
Statements of Stockholders' Equity
For The Nine Months Ended April 30, 2015
(Unaudited)

	Common Stock		Additional	Accumulated	Accumulated Other	Total
	Number of Shares	Amount	Paid-in Capital	Deficit	Comprehensive Loss	Stockholders' Equity

Balance - July 31, 2014	2,500,000	$2,500	$2,500	$(4,366)	$-	$634
Common shares issued for cash at $0.002 per share	2,500,000	2,500	2,500	-	-	5,000
Common shares issued for cash at $0.015 per share	3,333,346	3,333	46,667	-	-	50,000
Contributed Services	-	-	8,570	-	-	8,570
Net loss	-	-	-	(18,669)	-	(18,669)
Foreign currency translation adjustments	-	-	-	-	(214)	(214)
Balance - April 30, 2015	8,333,346	$8,333	$60,237	$(23,035)	$(214)	$45,321

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BRIDGEWATER PLATFORMS INC.
Consolidated Statement of Cash Flows
(Unaudited)

Nine Months Ended
April 30,
2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(18,669)
Adjustments to reconcile net loss to net cash from operating activities:
Contributed services	8,570
Changes in operating assets and liabilities:
Accounts receivable	(3,755)
Accounts payable and accrued liabilities	(1,578)
Net cash used in operating activities	(15,432)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	55,000
Net cash provided by financing activities	55,000

Effects on changes in foreign exchange rate	(214)

Net increase in cash and cash equivalents	39,354
Cash and cash equivalents - beginning of period	4,925
Cash and cash equivalents - end of period	$44,279

Supplemental Cash Flow Disclosures
Cash paid for interest	$-
Cash paid for income taxes	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BRIDGEWATER PLATFORMS INC.
Notes to the Consolidated Interim Financial Statements
April 30, 2015
(Unaudited)

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

For foreign currency transactions, the Company translates these amounts to the Company's functional currency at the exchange rate effective on the invoice date.  If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income for the period.  $214 other comprehensive losses were recorded during the nine months ended April 30, 2015.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $44,279 and $4,925 cash at April 30, 2015 and July 31, 2014, respectively.

Accounts Receivable

The Company's accounts receivable consists of trade receivables from customers. The Company evaluates the collectability of its accounts receivable on an on-going basis and write off the amount when it is considered to be uncollectible. The Company does not have allowance for doubtful accounts.  As at April 30, 2015 and July 31, 2014, the Company had $3,755 and $0 in accounts receivable, respectively.

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

There were no share-based expenses for the period ended April 30, 2015.

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 "Income Taxes."  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized as at April 30, 2015 and July 31, 2014.

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

Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies as of April 30, 2015.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since and their potential effect on our financial statements. The Company's management believes that these recent pronouncements will not have a material effect on the Company's consolidated financial statements.

NOTE 3 -GOING CONCERN

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

Common Shares

On May 6, 2014, the Company issued 2,500,000 common shares to an officer and director at $0.002 per share for $5,000 cash.

On September 26, 2014, the Company issued 2,500,000 common shares to an officer and director at $0.002 per share for $5,000 cash.

On April 30, 2015, the Company issued 3,333,346 common shares to 29 unaffiliated investors at $0.015 per share for $50,000 through the Company's initial public offering. The Company's initial public offering was closed on June 8, 2015 and no additional funds will be raised from this initial offering.

Other

During the nine months ending April 30, 2015, the officers of the Company contributed services valued at $8,570, recognized as contributed capital and expense.

NOTE 5 -PROVISION FOR INCOME TAXES

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

Nine Months Ended
April 30, 2015
Income tax expense at statutory rate	$(6,348)
Valuation allowance	6,348
Income tax expense	$-

Net deferred tax assets consist of the following components as of:

	April 30, 2015	July 31, 2014
NOL Carryover	$(7,832)	$1,484
Valuation allowance	7,832	(1,484)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Income Tax laws of United States of America, net operating loss carry forwards of approximately $23,035, which expire commencing in fiscal 2032, for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

NOTE 6 – RELATED PARTY TRANSACTIONS

On May 6, 2014, the company issued 2,500,000 shares to an officer and director at $0.002 per are for $5,000 cash.

On September 26, 2014, the company issued 2,500,000 shares to an officer and director at $0.002 per are for $5,000 cash.

The Company does not have employment contracts with its key employees, who are the controlling shareholders and are officers and directors of the Company.   The Company is estimating the cost of services and labor provided to the Company in the production of its revenue and administrative costs.  Expense is calculated based on a normalized salary, allocated to the time provided to the Company.  The computation has been allocated to the production costs and administrative services provided, in the amount of $3,330 and $5,670 for the nine months ended April 30, 2015, respectively.  These amounts may change significantly as business expands.  The total services of $9,000, for the nine months ended April 30, 2015, $430 was paid to the officer and $8,570 was contributed by the officers and recognized as a contribution to equity.

The Company does not own or lease property or lease office space. The office space used by the Company was arranged by the officers and directors of the Company to use at no charge.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company has no commitments or contingencies as at April 30, 2015 and July 31, 2014.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the "Description of Business - Risk Factors" section in our Prospectus on Form424B(2), as filed on February 24, 2015.  You should carefully review the risks described in in our Prospectus and in other documents we file from time to time with the Securities and Exchange Commission ("SEC"). You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the period ended April 30, 2015, together with notes thereto, which are included in this report.

Results of Operations

The following table provides selected financial data about our company as of April 30, 2015 and July 31, 2014.

Balance Sheet Date	April 30, 2015	July 31, 2014

Cash	$44,279	$4,925
Total Assets	$48,034	$4,925
Total Liabilities	$2,713	$4,291
Stockholders' Equity	$45,321	$634

The following table provides the results of operations for the three and nine months ended April 30, 2015:

	Three Months Ended	Nine Months Ended
	April 30, 2015	April 30, 2015
Revenues	$3,844	$12,693
Cost Of Goods Sold	1,762	5,491
Gross Profit	2,082	7,202
Operating Expenses	9,398	25,871
Net Operating Loss	(7,316)	(18,669)
Other Comprehensive Income (Loss)	420	(214)
Total Comprehensive Loss	$(6,896)	$(18,883)

For the three and nine months ended April 30, 2015, our revenues were $3,844 and $12,693, respectively; our cost of goods sold was $1,762 and $5,491, respectively; and our gross profit was $2,082 and $7,202, respectively.  For the three and nine months ended April 30, 2015, our operating expenses were $9,398 and $25,871, respectively; our net operating loss was $7,316 and $18,669, respectively; other comprehensive income was $420 and loss was $214, respectively and our total comprehensive loss was $6,896 and $18,883, respectively.

Our operating expenses were primarily composed of professional fees related to regulatory filing requirements and recently initial public offering.

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

While the officers and directors have generally indicated a willingness to provide services and financial contributions if necessary, there are presently no agreements, arrangements, commitments, or specific understandings, either verbally or in writing, between the officers and directors and Bridgewater Platforms.

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

Liquidity and Capital Resources

Working Capital

	April 30, 2015	July 31, 2014

Current Assets	$48,034	$4,925
Current Liabilities	$2,713	$4,291
Working Capital	$45,321	$634

Cash Flows

Nine Months Ended April 30, 2015
Cash Flows Used In Operating Activities	$(15,432)
Cash Flows Provided By Financing Activities	$55,000
Net Increase in Cash During Period	$39,354

As at April 30, 2015, our company's cash balance was $44,279 compared to $4,925 as at July 31, 2014. The increase in cash was primarily due to cash received from share issuance.

As at April 30, 2015, our company had total liabilities of $2,713 compared with total liabilities of $4,291 as at July 31, 2014. The decrease in total liabilities was due to cash used to reduce accounts payable.

As at April 30, 2015, our company had working capital of $45,321 compared with working capital of $634 as at July 31, 2014. The increase in working capital was primarily attributed to cash received from share issuance.

Cash Flow from Operating Activities

During the nine months ended April 30, 2015, our company used $15,432 in cash from operating activities.

Cash Flow from Investing Activities

During the nine months ended April 30, 2015, our company used $nil cash for investing activities.

Cash Flow from Financing Activities

During the nine months ended April 30, 2015, our company received $55,000 in cash in financing activities from proceeds from the sale of our common stock.

Going Concern

Our auditors have issued a going concern opinion on our year-end financial statements ended July 31, 2014.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenses.  This is because we have generated limited revenues and have limited operating history. There are no assurances that we will be able to obtain additional financing through either private placements, bank financing or other loans necessary to support our working capital requirements.  To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us.

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

As of the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report due to our limited member of officers and members of the Board of Directors.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended April 30, 2015, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We did not issue unregistered equity securities during the quarter ended April 30, 2015.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit Number	Description of Exhibit
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.
101*	Interactive Data File (Form 10-Q for the period ended April 30, 2015 furnished in XBRL).
101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE
XBRL Instance Document
XBRL Taxonomy Extension Schema Document
XBRL Taxonomy Extension Calculation Linkbase Document
XBRL Taxonomy Extension Définition Linkbase Document
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

BRIDGEWATER PLATFORMS INC.
(Registrant)

Dated: June 15, 2015	/s/ Emauel Oliveira
Emanuel Oliveira
President, Chief Executive Officer, Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)