Form 10-K
period 2015-07-31
BRIDGEWATER PLATFORMS INC.
filed 2015-10-29
CIK 1623360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2015

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [    ] to [    ]

Commission file number:  333-199582

BRIDGEWATER PLATFORMS INC.
 (Exact name of registrant as specified in its charter)

Nevada	33-1231170
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

78 Shorncliffe Road Etobicoke, Ontario, Canada M8Z 5K5
(Address of principal executive offices)

Registrant's telephone number, including area code:  416-659-8907

Securities registered pursuant to Section 12(b) of the Act:

N/A	N/A
Title of Each Class	Name of Each Exchange On Which Registered

Securities registered pursuant to Section 12(g) of the Act:   None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
 Yes [   ]     No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
 Yes [   ]     No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
 Yes [X]     No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration statement was required to submit and post such files).
 Yes [X]     No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [  ]     No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on January 31, 2015, was $Nil based on a $Nil average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. (There was no bid or ask price of our common shares during this year).

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

8,333,346 as of October 26, 2015
DOCUMENTS INCORPORATED BY REFERENCE

None.

Part I
Cautionary Note Regarding Forward-Looking Statements

Certain statements contained in this report, including statements regarding our business, financial condition, our intent, belief or current expectations, primarily with respect to the future operating performance of the Company and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as "may," "will," "should," "expects," "anticipates," "contemplates," "estimates," "believes," "plans," "projected," "predicts," "potential," or "continue" or the negative of these similar terms. Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may contain forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

All forward-looking statements speak only as of the date on which they are made.  We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made, except as required by federal securities and any other applicable law.

Item 1. Business.

Business Development

Bridgewater Platforms Inc. was incorporated in the State of Nevada on May 6, 2014.  Bridgewater Platforms Inc., incorporated a wholly owned subsidiary in the Province of Ontario, Canada on May 20, 2014, called Bridgewater Construction Ltd.  The company’s address is 78 Shorncliffe Road, Etobicoke, Ontario, Canada M8Z 5K5.  Our telephone number is 416-659-8907.

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

During the year ended July 31, 2015, we generated $15,835 in revenue from landscaping construction projects. We did not generate any revenue during inception (May 6, 2014) to July 31, 2014.  In addition to nominal revenues, we have relied upon the sale of our securities to investors and corporate officers and directors for funding.

Principal Products, Services and Their Markets

Bridgewater Platforms Inc., through its wholly-owned Canada-based subsidiary Bridgewater Construction Inc., plans to develop a product and service that will help northern cold-climate homeowners solve the dilemma of what to do with their pools over the fall, winter, and spring months when pool use is not possible.  Currently, homeowners use makeshift covers of various materials or resort to installing more elaborate systems that involve drilling anchors or other hardware into the cement or stone pool deck.  These solutions can provide some degree of protection from debris entering the pool; however, they are not a secure solution to preventing animals, children, or other unwanted objects from the dangers of unsecured water.  Additionally, these systems fail to address another core concern for homeowners in Northern climates:  extensive garden space taken up by the pool itself is often rendered useless for 6-8 months of the year from fall to spring when swimming is not possible.  Bridgewater Platforms presents an innovative solution that will solve concerns that relate to issues of maintenance, safety, and functional utilization of backyard space.

When the Company conducted its market research it found demand for other backyard services such as landscape design and construction. Given that the pool covering system is still under development, the company has expanded its services to include landscape design and construction. Hence, commencing in October 2014, the Company began generating revenue from these services.

Distribution Methods

Potential customers will find our landscape design and construction and pool bridging systems via a marketing campaign that will leverage the internet and select industry publications. The initial test market will be in the cold weather market of Toronto, Canada.

Status of Publicly Announced New Products or Services

Bridgewater Platforms has no new publicly announced products or services.

Competitive Business Conditions and Strategy; Bridgewater Platforms' Position in the Industry

There is a number of different landscape design and construction and pool covering businesses in the marketplace, however, they primarily offer a soft cover solution that sees anchors dilled into pool decks to support an elasticized cover that is stretched over the pool in winter. These covers can be walked on in emergencies, but it is generally not recommended as a standard practice. There are also cases where the structural integrity of these soft cover systems commonly fails even with simple dead loads of rain and snow. In addition, while these covers do provide a measure of coverage, the space is still rendered unusable for the period that the cover is installed.

Bridgewater Platforms plans to enter the marketplace with a solution that provides a higher degree of safety and at the same time enables the previously unusable space to be walked-on for social gatherings as required on a day-to-day basis and at little to no effort on the part of the customer. The covers will be engineered to meet safety requirements for live and dead loads. And all the customer will have to do is call to request the installation and removal dates.  The Company also plans to be able to provide this service outside of the traditional spring removal and fall installation periods, for customers that may wish to hold a special back yard event. The Company will arrive the day before the event to install the platform, and remove it the day after. These special requests would be outside of the normal seasonal service and would be subject to extra charges.

Talent Sources and Names of Principal Suppliers

Bridgewater Platforms is leveraging the experience of its President, Emanuel Oliveira.  Mr. Oliveira owns an existing and established Toronto soft and hard landscaping company, working on projects the size of which range from weeks to years in Canada's largest market.  Mr. Oliveira has recognized the need for a more substantial pool covering system in cold-weather cities.  Mr. Oliveira has agreed to dedicate part of his workshop and storage space to the Company for this start-up phase.

As we continue to grow we will seek the services of new qualified staff members or outside contractors.

Dependence on one or a few major customers

Bridgewater Platforms is still in the development stage but began to service customers in September 2014. Bridgewater does expect to be dependent on one or only a few major customers.

Patents, Trademarks, Licenses, Agreements or Contracts

There are no aspects of our business plan which require a patent or trademark.  We have not entered into any vendor agreements or contracts that give or could give rise to any obligations or concessions.

Governmental Controls, Approval and Licensing Requirements

We are not currently subject to direct federal, state or local regulation other than the requirement to have a business license for the areas in which we conduct business.

Research and Development Activities and Costs

We have spent no time on specialized research and development activities, and have no plans to undertake any research or development in the future.

Number of Employees

Bridgewater Platforms has no employees, and will be largely reliant on the efforts of the officers and director to help the Company get off the ground. The officers and directors will be donating their time and employees and/or contractors will be added as required.

Plan of Operation

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Form 10-K.  Except for the historical information contained herein, the discussion in this Prospectus contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions.  The cautionary statements made in this Form 10-K should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-K.  The Company's actual results could differ materially from those discussed here.

Our auditors have issued a going concern opinion.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenses.  This is because we have generated limited revenues and have limited operating history.  There is no assurance we will ever reach this point.  Accordingly, we must raise sufficient capital from sources.  Our only other source for cash at this time is investments by others.  We must raise cash to stay in business.  In response to these problems, management intends to raise additional funds through public or private placement offerings.

Bridgewater Platforms has limited operations, limited revenue, limited financial backing and limited assets.  Our plan is to continue operate and expand our landscape design and minor construction services business and intends to expand its business and develop a new outdoor pool covering product and service that will help northern cold-climate homeowners solve the dilemma of what to do with their pools over the fall, winter, and spring months when pool use is not possible.

We are a public entity, subject to the reporting requirements of the Exchange Act, we will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements.  We estimate that these accounting, legal and other professional costs would be a minimum of $20,000 in the next year and will be higher, in the following years, if our business volume and activity increases. Increased business activity could greatly increase our professional fees for reporting requirements and this could have a significant impact on future operating costs.  The difference between having the ability to sustain our cash flow requirements over the next twelve months and the need for additional outside funding will depend on how fast we can generate sales revenue.

At present, we only have enough cash on hand to cover our regualtory reporting costs for the next 12 months. In order to proceed with our business plan, we will have to find alternative sources of funds, like a second public offering, a private placement of securities, or loans from our officers or third parties (such as banks or other institutional lenders).  Equity financing could result in additional dilution to then existing shareholders. If we are unable to meet our needs for cash from either money that we raise from our equity, or possible alternative sources, then we may be unable to continue to maintain, develop or expand our operations.

Item 1A. Risk Factors.

As a "smaller reporting company," we are not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The company's administrative address is, 78 Shorncliffe Road, Etobicoke, Ontario, Canada M8Z 5K5. The telephone number is 416-659-8907.  The space is being provided by management on a rent free basis.  We have no intention of finding, in the near future, another office space to rent during the development stage of the company.

We do not own interests in any real property.

Item 3. Legal Proceedings.

We are not involved in any pending legal proceeding nor are we aware of any pending or threatened litigation against us.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock was approved for quotation on the OTC Markets (the "OTCPINK") on July 20, 2015 under the symbol "BWPI".  As of  October 15, 2015, our stock had not yet traded on the OTCPINK.

As at October 15, 2015, the Company had 31 active shareholders of record and 8,333,346 common shares issued and outstanding.

Transfer Agent

Our transfer agent is Clear Trust, LLC, 16540 Pointe Village Dr, Suite 210, Lutz, FL  33558.

Dividends

The Company does not anticipate paying dividends on the Common Stock at any time in the foreseeable future.  The Company's Board of Directors currently plans to retain earnings for the development and expansion of the Company's business.  Any future determination as to the payment of dividends will be at the discretion of the Board of Directors of the Company and will depend on a number of factors including future earnings, capital requirements, financial conditions and such other factors as the Board of Directors may deem relevant.

Equity Compensation Plan Information

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not issue unregistered equity securities during the fiscal year ended July 31, 2015.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended July 31, 2015.

Item 6. Selected Financial Data.

As a "smaller reporting company," we are not required to provide the information required by this Item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report on Form 10-K. The following discussion contains forward‑looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report on Form 10-K.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations

The period ended July 31, 2014 was comprised of  87 days as compared to an entire year for July 31, 2015.

We have generated $15,835 and $0 revenues and have an accumulated deficit of $56,537 and $4,366 for the year ended July 31, 2015 and since March 6, 2014 (inception) through July 31, 2014, which were comprised of professional fees of $34,702 and $3,500 and general and administrative costs of $14,197 and $866, respectively.

The following table provides selected financial data about our company for the year ended July 31, 2015 and 2014.

	July 31, 2015	July 31, 2014
Cash	$26,253	$4,925
Total assets	$26,253	$4,925
Total liabilities	$12,050	$4,291
Stockholders' equity	$14,203	$634

The following summary of our results of operations, should be read in conjunction with our financial statements, as included in this Form 10-K.

	Year Ended April 30, 2015	From Inception (May 6, 2014) to July 31, 2014

REVENUES	$15,835	$-
COST OF GOODS SOLD	9,107	-
GROSS PROFIT	6,728	-

OPERATING EXPENSES
General and administrative	14,197	866
Professional fees	34,702	3,500
Total Operating Expenses	48,899	4,366
OTHER EXPENSES
Other Expenses	10,000	-
Loss before income taxes	(52,171)	(4,366)
Income tax provision	-	-
NET LOSS	$(52,171)	$(4,366)

Revenue

 We have generated $15,835 and $0 revenues for the year ended July 31, 2015 and during the period from May 6, 2014 (inception) to July 31, 2014.

Expenses

We have a net loss of $52,171 during the year ended July 31, 2015 and a net loss of $4,366 during the period from May 6, 2014 (inception) to July 31, 2014.

Operating expenses for the year ended July 31, 2015 increased by $44,533 from $4,366 for the period during May 6, 2014 (inception) to July 31, 2014.  The increase in expenses can be attributed to increased professional fees, general and administrative expenses as we had a full year of operations for 2015 as compared to 87 days for the period from inception to July 31, 2014. Our professional fees of $34,702 were primarily due to legal and accounting fees related to our S-1 registration statement and other ongoing regulatory costs.

Liquidity and Financial Condition

Currently we do not have sufficient funds to develop our business over the next 12 months.

Working Capital

	July 31, 2015	July 31, 2014	Increase
Current Assets	$26,253	$4,925	21,328
Current Liabilities	12,050	4,291	7,759
Working Capital	$14,203	$634	13,569

Cash Flows

	Year Ended April 30, 2015	From Inception (May 6, 2014) to July 31, 2014
Cash used in operating activities	$(32,842)	$(75)
Cash provided by investing activities	$-	$-
Cash provided by financing activities	$55,000	$5,000
Cash and cash equivalents on hand	$26,253	$4,925

Cash Flow from Operating Activities

During the year ended July 31, 2015, our company used $32,842 in cash from operating activities compared to the use of $75 of cash for operating activities during the period from May 6, 2014 (inception) to July 31, 2014. The increase in cash used for operating activities was primarily attributed to professional fees related to our S-1 offering and ongoing regulatory requirements.

Cash Flow from Investing Activities

From inception through July 31, 2015, we did not have any cash flows from investing activities.

Cash Flow from Financing Activities

During the year ended July 31, 2015, our company received a total of $55,000 cash from the issuance of common shares, $5,000 to the Company's officer and director and $50,000 to unaffiliated investors, compared to $5,000 cash received from the Company's officer and director for purchase of common shares.

We had no material commitments for capital expenditures as at July 31, 2015 and 2014.

We have no known demands or commitments, and we are not aware of any events or uncertainties as at July 31, 2015 that will result in or that is reasonably likely to materially increase or decrease our current liquidity.

Going Concern

Our auditors have issued a going concern opinion.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenses.  This is because we have generated limited revenues and have limited operating history. There are no assurances that we will be able to obtain additional financing through either private placements, and/or bank financing or other loans necessary to support our working capital requirements.  To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us on which to base an evaluation of our performance.  We have generated nominal revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in developing our website, and possible cost overruns due to the price and cost increases in supplies and services.

At present, we do not have enough cash on hand to cover operating costs for the next 12 months.

If we are unable to meet our needs for cash from either our operations, or possible alternative sources, then we may be unable to continue, develop, or expand our operations.

Related Party Transactions

On May 6, 2014, the company issued 2,500,000 shares to an officer and director at $0.002 per are for $5,000 cash.

On September 26, 2014, the company issued 2,500,000 shares to an officer and director at $0.002 per are for $5,000 cash.

The Company does not have employment contracts with its key employees, who are the controlling shareholders and are officers and directors of the Company. The Company is estimating the cost of services and labor provided to the Company in the production of its revenue and administrative costs.  Expense is calculated based on a normalized salary, allocated to the time provided to the Company.  The computation has been allocated to the production costs and administrative services provided, in the amount of $4,440 and $7,560 for the year ended July 31, 2015, respectively.  These amounts may change significantly as business expands. The total services of $12,000, for the year ended July 31, 2015, $430 was paid to the officer and $11,570 was contributed by the officers and recognized as a contribution to equity.

The Company does not own or lease property or lease office space. The office space used by the Company was arranged by the officers and directors of the Company to use at no charge.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

Application of Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies.  We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  We had $26,253 and $4,925 in cash and cash equivalents at July 31, 2015 and 2014, respectively.

Financial Instruments

We follow ASC 820, "Fair Value Measurements and Disclosures", which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  ASC 820 also establishes a fair value hierarchy that distinguishes between: (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs); and (2) an entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

The Company's financial instruments consist principally of cash, accounts receivable and other receivables, and accounts payable and accrued liabilities and amounts due to related parties. Pursuant to ASC 820, the fair value of the Company's cash is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the Company's other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Revenue Recognition

The Company recognizes revenue when it is earned and realizable based on the following criteria: persuasive evidence that an arrangement exists, services have been rendered and/or products have been delivered, the price is fixed or determinable and collectability is reasonably assured.

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as "Development Stage Entities" (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity's financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.  The Company has adopted this standard.

In May 2014, FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. The revenue recognition standard affects all entities that have contracts with customers, except for certain items. The new revenue recognition standard eliminates the transaction-and industry-specific revenue recognition guidance under current GAAP and replaces it with a principle-based approach for determining revenue recognition.  Public entities are required to adopt the revenue recognition standard for reporting periods beginning after December 15, 2016, and interim and annual reporting periods thereafter. Early adoption is not permitted for public entities.  The Company has reviewed the applicable ASU and has not, at the current time, quantified the effects of this pronouncement, however it believes that there will be no material effect on the consolidated financial statements.

In June 2014, FASB issued Accounting Standards Update (ASU) No. 2014-12 Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.  A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, Compensation — Stock Compensation. As a result, the target is not reflected in the estimation of the award's grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved.  The guidance is effective for annual periods beginning after 15 December 2015 and interim periods within those annual periods. Early adoption is permitted.  Management has reviewed the ASU and believes that they currently account for these awards in a manner consistent with the new guidance, therefore there is no anticipation of any effect to the consolidated financial statements.

In August 2014, FASB issued Accounting Standards Update (ASU) No. 2014-15 Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity's liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity's liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements—Liquidation Basis of Accounting. Even when an entity's liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events.  The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.  The Company will evaluate the going concern considerations in this ASU, however, at the current period, management does not believe that it has met the conditions which would subject these financial statements for additional disclosure.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

BRIDGEWATER PLATFORMS INC.
INDEX TO AUDITED FINANCIAL STATEMENTS
July 31, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Bridgewater Platform, Inc.
Las Vegas, NV

We have audited the accompanying consolidated balance sheets of Bridgewater Platform, Inc. (the "Company") as of July 31, 2015 and 2014 and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended 2015 and from May 6, 2014 (Inception) through July 31, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of July 31, 2015 and 2014, and the results of its operations and its cash flows for the year then ended 2015 and from May 6, 2014 (Inception) through July 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and negative operating cash flows which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
October 29, 2015

BRIDGEWATER PLATFORMS INC.
Consolidated Balance Sheets

	July 31, 2015	July 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$26,253	$4,925
TOTAL ASSETS	26,253	4,925

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$2,050	$4,291
Other payable	10,000	-
TOTAL LIABILITIES	12,050	4,291

STOCKHOLDERS' EQUITY
Common stock, par value $0.001, 75,000,000 shares authorized,
8,333,346 and 2,500, 000 shares issued and outstanding, respectively	8,333	2,500
Additional paid-in capital	63,237	2,500
Accumulated deficit	(56,537)	(4,366)
Accumulated other comprehensive loss	(830)	-
TOTAL STOCKHOLDERS' EQUITY	14,203	634
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$26,253	$4,925

The accompanying auditor's report and notes are an integral part of these consolidated financial statements.

BRIDGEWATER PLATFORMS INC.
Consolidated Statements of Operations and Comprehensive Loss

	Year Ended	May 6, 2014
	July 31,	(Inception) to
	2015	July 31, 2014

REVENUES	$15,835	$-
COST OF GOODS SOLD	9,107	-
GROSS PROFIT	6,728	-

OPERATING EXPENSES
General and administrative expenses	14,197	866
Professional fees	34,702	3,500
Total Operating Expenses	48,899	4,366

OTHER EXPENSES
Other expenses	10,000	-

LOSS BEFORE INCOME TAXES	(52,171)	(4,366)
Provision for income taxes	-	-

NET LOSS	$(52,171)	$(4,366)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	(830)	-
TOTAL COMPREHENSIVE LOSS	$(53,001)	(4,366)

Basic and Diluted Loss per Common Share	$(0.01)	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	5,465,757	2,500,000

The accompanying auditor's report and notes are an integral part of these consolidated financial statements.

BRIDGEWATER PLATFORMS INC.
Statements of Stockholders' Equity

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Number of Shares	Amount	Capital	Deficit	Loss	Equity

Balance - May 6, 2014 (Inception)	-	$-	$-	$-	$-	$-
Common shares issued for cash at $0.002 per share	2,500,000	2,500	2,500	-	-	5,000
Net loss	-	-	-	(4,366)	-	(4,366)
Balance - July 31, 2014	2,500,000	$2,500	$2,500	$(4,366)	$-	$634
Common shares issued for cash at $0.002 per share	2,500,000	2,500	2,500	-	-	5,000
Common shares issued for cash at $0.015 per share	3,333,346	3,333	46,667	-	-	50,000
Contributed Services	-	-	11,570	-	-	11,570
Net loss	-	-	-	(52,171)	-	(52,171)
Foreign currency translation adjustments	-	-	-	-	(830)	(830)
Balance - July 31, 2015	8,333,346	$8,333	$63,237	$(56,537)	$(830)	$14,203

The accompanying auditor's report and notes are an integral part of these consolidated financial statements.

BRIDGEWATER PLATFORMS INC.
Consolidated Statement of Cash Flows

	Year Ended	May 6, 2014
	July 31,	(Inception) to
	2015	July 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(52,171)	$(4,366)
Adjustments to reconcile net loss to net cash from operating activities:
Contributed services	11,570	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(2,241)	4,291
Other Payable	10,000	-
Net cash used in operating activities	(32,842)	(75)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	55,000	5,000
Net cash provided by financing activities	55,000	5,000

Effects on changes in foreign exchange rate	(830)

Net increase in cash and cash equivalents	21,328	4,925
Cash and cash equivalents - beginning of period	4,925	-
Cash and cash equivalents - end of period	$26,253	$4,925

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying auditor's report and notes are an integral part of these consolidated financial statements.

BRIDGEWATER PLATFORMS INC.
Notes to the Audited Consolidated Financial Statements
July 31, 2015

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

For foreign currency transactions, the Company translates these amounts to the Company's functional currency at the exchange rate effective on the invoice date.  If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income for the period.$830 other comprehensive losses were recorded during the year ended July 31, 2015.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $26,253 and $4,925 cash at July 31, 2015 and 2014, respectively.

Accounts Receivable

The Company's accounts receivable consists of trade receivables from customers. The Company evaluates the collectability of its accounts receivable on an on-going basis and write off the amount when it is considered to be uncollectible. The Company does not have allowance for doubtful accounts.  As of July 31, 2015 and 2014, the Company had $0 in accounts receivable.

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

Concentrations of Credit Risk

The Company's financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents, accounts receivable. The Company places its cash and cash equivalents with financial institutions of high credit worthiness.  At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits.  The Company evaluates the collectability of its accounts receivable on an on-going basis and request deposits whenever it is necessary. The Company's management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

Revenue Recognition

The Company will recognize revenue from the sale of products and services in accordance with ASC 605,"Revenue Recognition."  The Company will recognize revenue only when all of the following criteria have been met:

i)	Persuasive evidence for an agreement exists;
ii)	Service has been provided;
iii)	The fee is fixed or determinable; and,
iv)	Collectability is reasonably assured.

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

There were no share-based expenses for the period ended July 31, 2015 and 2014.

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 "Income Taxes."  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized as of July 31, 2015 and 2014.

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

Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies as of July 31, 2015.

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

On April 30, 2015, the Company issued 3,333,346 common shares to 29 unaffiliated investors at $0.015 per share for $50,000 through the Company’s initial public offering. The Company's initial public offering was closed on June 8, 2015 and no additional funds will be raised from this initial offering.

Other

During the year ended July 31, 2015, the officers of the Company contributed services valued at $11,570, recognized as contributed capital.

NOTE 5 - PROVISION FOR INCOME TAXES

The Company provides for income taxes under ASC 740, "Income Taxes”.  ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the tax rates in effect when these differences are expected to reverse. It also requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company is subject to taxation in the United States and certain state jurisdictions.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

		May 6, 2014
	Year Ended	(Inception) to
	July 31, 2015	July 31, 2014
Income tax expense at statutory rate	$(14,339)	$(1,484)
Valuation allowance	14,339	1,484
Income tax expense	$-	$-

Net deferred tax assets consist of the following components as of:

	July 31, 2015	July 31, 2014
NOL Carryover	$15,823	$1,484
Valuation allowance	(15,823)	(1,484)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Income Tax laws of United States of America, net operating loss carry forwards of approximately $46,537, which expire commencing in fiscal 2032, for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

NOTE 6 - RELATED PARTY TRANSACTIONS

On May 6, 2014, the company issued 2,500,000 shares to an officer and director at $0.002 per are for $5,000 cash.

On September 26, 2014, the company issued 2,500,000 shares to an officer and director at $0.002 per are for $5,000 cash.

The Company does not have employment contracts with its key employees, who are the controlling shareholders and are officers and directors of the Company. The Company is estimating the cost of services and labor provided to the Company in the production of its revenue and administrative costs.  Expense is calculated based on a normalized salary, allocated to the time provided to the Company.  The computation has been allocated to the production costs and administrative services provided, in the amount of $4,440 and $7,560 for the year ended July 31, 2015, respectively.  These amounts may change significantly as business expands. The total services of $12,000, for the year ended July 31, 2015, $430 was paid to the officer and $11,570 was contributed by the officers and recognized as a contribution to equity.

The Company does not own or lease property or lease office space. The office space used by the Company was arranged by the officers and directors of the Company to use at no charge.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company has no commitments or contingencies as of July 31, 2015 and 2014.

From time to time the Company may become a party to litigation matters involving claims against the Company.  Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company's financial position or results of operations.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no disagreements with our accountants related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Annual Report on Form 10-K (the "Evaluation Date").  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  With the participation of our Chief Executive and Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2015 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework.  Based upon such evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of July 31, 2015 based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of July 31, 2015.

Management believes that the material weaknesses set forth above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers from the internal control audit requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period ended July 31, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

All directors of the Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of the Company are appointed by the board of directors and hold office until their death, resignation or removal from office. The directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Emanuel Oliveira	President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director (principal executive officer and principal financial and accounting officer)	48	May 8, 2014
Eric Davies	Secretary and Director	52	September 1, 2014

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of the Company, indicating the person's principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Emanuel Oliveira

Manny Oliveira is Founder and Owner of Oliveira Landscaping, a Toronto-based company established in 2001. Manny has over 26 years' experience in the construction and landscaping industry. Mr. Oliveira has dedicated himself to building a business that reflects the highest standards of materials and workmanship, and he is bringing this expertise to Bridgewater Platforms. Mr. Oliveira first recognized the demand for a hard cover pool platform while working on landscape projects for clients that asked him if he could also figure out what to do with their pools in winter. Upon reflection and a bit of experimentation, Mr. Oliveira devised the Bridgewater Platform solution.  This makes Mr. Oliveira an essential element to this project as it is his driving force and vision that is bringing the concept to fruition.  Mr. Oliveira has the experience, the expertise, and the vision to direct the project, and he also has the industry connections to ensure that it is done in a cost effective manner. Mr. Oliveira is also a member of construction and landscaping associations in the Toronto market, and has entered projects into landscaping and architectural competitions.

Eric Davies

Eric Davies brings a complementary aspect to this project in that he also has experience in top-end construction, but specializes to a greater degree in on-site carpentry, woodworking, and 3-D imaging.  Mr. Davies has taken a keen interest in the project not only for its practical construction elements, but also for the ability to apply 3-D imaging to the engineering and design. For the past 17 years, Mr. Davies has owned Davies Carpentry Ltd. in Toronto, and he also has specialized training in Architectural Technology that was gained at Ryerson University (Toronto, Canada).  The combination of Mr. Oliveira and Mr. Davies provides a synergy of experience, leadership, and practical knowledge that will contribute to the success of Bridgewater Platforms.
Employment Agreements

We have no formal employment agreements with any of our employees, directors, or officers.

Family Relationships

There are no additional family relationships between any of our directors and executive officers.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

1.	A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.	Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.	Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.
Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.	Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

5.	Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.	Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.	Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.
Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.	Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Exchange Act

The Company's common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  Accordingly, officers, directors and principal shareholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Code of Ethics

We have determined that we anticipate not adopting a code of ethics due to our limited number of executive officers and the fact that we have not commenced any material business operations.  We anticipate that we will not adopt a code of ethics until we have commenced material business operations or have increased the number of our executive officers.

Board and Committee Meetings

Our board of directors currently consists of two members, Emanuel Oliveira and Eric Davies. The Board held no formal meetings during the year ended July 31, 2015. Until the Company develops a more comprehensive Board of Directors, all proceedings will be conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As at July 31, 2015, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company's requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee

We do not have an audit committee.

Audit Committee Financial Expert

Our board of directors does not have a member that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K.

Item 11. Executive Compensation.

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended July 31, 2015 and

(c)
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended July 31, 2015.

who we will collectively refer to as the named executive officers of the Company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than the principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Emanuel Oliveira, President, CEO, CFO, Treasurer	2015 2014	430 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Eric Davies, Secretary	2015 2014	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Other than set out below there are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

Grants of Plan-Based Awards

There were no grants of plan based awards during the year ended July 31, 2015.

Outstanding Equity Awards at Fiscal Year End

There was no outstanding equity awards at the year ended July 31, 2015.

Option Exercises and Stock Vested

During our Fiscal year ended July 31, 2015, there were no options exercised by our named officer.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of October 15, 2015, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Title of Class	Name of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percent of Class(3)

Common	Emanuel Oliveira	2,500,000	30%
	78 Shorncliffe Road, Etobicoke, Ontario, M8Z 5K5

Common	Eric Davies	2,500,000	30%
	78 Shorncliffe Road, Etobicoke, Ontario, M8Z 5K5

Common	Directors and Officers as a Group (2 individuals)	5,000,000	60%
(1)	The persons named above may be deemed to be a "parent" and "promoter" of the Company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his direct holdings in the Company. We have no other promoters.
(2)	Each shareholder owns his or her shares directly.
(3)	Based on 8,333,346 shares issued and outstanding as of October 15, 2015.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Security Ownership of Certain Beneficial Owners and Management

We received our initial funding of $10,000 through the sale of common stock to our officers and directors.

Emanuel Oliveira and Eric Davies each purchased 2,500,000 shares of our common stock at $0.002 on May 6, 2014 and September 26, 2014, respectively for $5,000 each.

The controlling shareholders are our officers and directors, have indicated that they have considered funding continuing operations during the development stage; however there is no written commitment to this effect and as of this filing no funds have been provided.

Shareholder loan

As at July 31, 2015, there were no shareholder loans outstanding.

Messrs. Oliveira and Davies are founders and therefore may be considered promoters, as that term is defined in Rule 405 of Regulation C.  The physical and mailing address for the Company is provided by Mr. Oliveira who is an officer at no cost to the Company.

Director Independence

Our Board of Directors has determined that it does not have a member that is "independent" as the term is used in Item 7(d) (3) (iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

Item 14. Principal Accounting Fees and Services.

The aggregate fees billed for the most recently completed fiscal year ended July 31, 2015 and 2014 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended July 31, 2015	For the Period from Inception March 8, 2014 to July 31, 2014
Audit Fees (1)	$4,990	$3,500
Audit Related Fees (2)	0	0
Tax Fees (3)	1,300	0
All Other Fees (4)	0	0
Total	$6,290	$3,500

(1)	Audit fees consist of fees incurred for professional services rendered for the audit of our financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.
(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under "Audit fees."
(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.
(4)	All other fees consist of fees billed for all other services.

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors' independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibits

In reviewing the agreements included as exhibits to this Form 10-K, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Form 10-K and the Company's other public filings, which are available without charge through the SEC's website at http://www.sec.gov.

The following exhibits are included as part of this report:
Exhibit Number	Exhibit Description
31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section302 of the Sarbanes-Oxley Act

32.1*	Rule 1350 Certification of Principal Executive Officer and Principal Financial Officer

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith. ** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

BRIDGEWATER PLATFORMS INC.
(Registrant)

Dated: October 29, 2015	/s/ Emanuel Oliveira
Emanuel Oliveira
President (principal executive officer), Chief Financial Officer (principal accounting officer), Treasurer and Member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 29, 2015	/s/ Emanuel Oliveira
Emanuel Oliveira
President (principal executive officer), Chief Financial Officer (principal accounting officer), Treasurer and Member of the Board of Directors

Dated: October 29, 2015	/s/ Eric Davies
Eric Davies
Secretary and Member of the Board of Directors