Form 10-Q
period 2015-10-31
BRIDGEWATER PLATFORMS INC.
filed 2015-12-14
CIK 1623360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

or

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

416-659-8907
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of December 11, 2015, there were 8,333,346 shares of the issuer’s common stock, par value $0.001, outstanding.

BRIDGEWATER PLATFORMS INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2015

PART I – FINANCIAL INFORMATION
Item 1.      Unaudited Financial Statements.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's 10-K filed with the Securities and Exchange Commission on October 29, 2015. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year ending July 31, 2016.

BRIDGEWATER PLATFORMS INC.

INDEX TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

October 31, 2015

BRIDGEWATER PLATFORMS INC.
Consolidated Balance Sheets

	October 31, 2015	July 31, 2015
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$15,070	$26,253
Accounts receivable	13,720	-
TOTAL ASSETS	$28,790	$26,253

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$7,111	$2,050
Other payable	10,000	10,000
TOTAL LIABILITIES	17,111	12,050

STOCKHOLDERS' EQUITY
Common stock, par value $0.001, 75,000,000 shares authorized,
8,333,346 shares issued and outstanding, respectively	8,333	8,333
Additional paid-in capital	63,237	63,237
Accumulated deficit	(58,070)	(56,537)
Accumulated other comprehensive loss	(1,821)	(830)
TOTAL STOCKHOLDERS' EQUITY	11,679	14,203
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$28,790	$26,253

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BRIDGEWATER PLATFORMS INC.
Consolidated Statements of Operations and Comprehensive Loss
 (Unaudited)

	Three Months Ended
	October 31,
	2015	2014

REVENUES	$19,145	$3,331
COST OF GOODS SOLD	10,649	1,310
GROSS PROFIT	8,496	2,021

OPERATING EXPENSES
General and administrative expenses	1,964	2,628
Professional fees	8,065	6,118
Total Operating Expenses	10,029	8,746

LOSS BEFORE INCOME TAXES	(1,533)	(6,725)
Provision for income taxes	-	-

NET LOSS	$(1,533)	$(6,725)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	(991)	(12)
TOTAL COMPREHENSIVE LOSS	$(2,524)	(6,737)

Basic and Diluted Net loss per Common Share	$(0.00)	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	8,333,346	3,478,261

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BRIDGEWATER PLATFORMS INC.
Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended
	October 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,533)	$(6,725)
Adjustments to reconcile net loss to net cash used in operating activities:
Contributed services	-	3,000
Changes in operating assets and liabilities:
Accounts receivable	(13,720)	(1,372)
Accounts payable and accrued liabilities	5,061	4,214
Net cash used in operating activities	(10,192)	(883)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	-	5,000
Net cash provided by financing activities	-	5,000

Effects on changes in foreign exchange rate	(991)	(12)

Net increase (decrease) in cash and cash equivalents	(11,183)	4,105
Cash and cash equivalents - beginning of period	26,253	4,925
Cash and cash equivalents - end of period	$15,070	$9,030

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BRIDGEWATER PLATFORMS INC.
Notes to the Consolidated Interim Financial Statements
October 31, 2015
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

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the financial statements presented not misleading.  The results of operations for such interim periods are not necessarily indicative of operations for a full year.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's 10-K filed with the Securities and Exchange Commission on October 29, 2015.

Basis of Consolidation

These financial statements include the accounts of the Company and its wholly-owned subsidiary, Bridgewater Construction Ltd., All material intercompany balances and transactions have been eliminated.

Reclassifictions

Certain prior year amounts have been reclassified to conform with the current year presentation.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

During the three months ended October 31, 2015, the Company paid $6,661 to a company owned by its shareholder for labor service and recorded as cost of goods sold.

NOTE 5 – MAJOR CUSTOMER

During the three months October 31, 2015, the Company has revenue of $15,171 from one customer for a landscaping project provided by the Company which is approximately 80% of total revenue.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the “Description of Business - Risk Factors” section in our Prospectus on Form424B(2), as filed on February 24, 2015.  You should carefully review the risks described in in our Prospectus and in other documents we file from time to time with the Securities and Exchange Commission (“SEC”). You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-Q to the “Company,” “Bridgwater,” “we,” “us,” or “our” are to Bridgewater Platforms Inc.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the period ended October 31, 2015, together with notes thereto, which are included in this report.

Results of Operations

The following table provides selected financial data about our company as of October 31, 2015 and July 31, 2015.

	October 31, 2015	July 31, 2015
Cash and cash equivalents	$15,070	$26,253
Total assets	$28,790	$26,253
Total liabilities	$17,111	$12,050
Stockholders' equity	$11,679	$14,203

The following table provides the results of operations for the three months ended October 31, 2015 and 2014:

	Three Months Ended
	October 31,
	2015	2014

REVENUES	$19,145	$3,331
COST OF GOODS SOLD	10,649	1,310
GROSS PROFIT	8,496	2,021

OPERATING EXPENSES
General and administrative expenses	1,964	2,628
Professional fees	8,065	6,118
Total Operating Expenses	10,029	8,746

LOSS BEFORE INCOME TAXES	(1,533)	(6,725)
Provision for income taxes	-	-

NET LOSS	$(1,533)	$(6,725)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	(991)	(12)
TOTAL COMPREHENSIVE LOSS	$(2,524)	(6,737)

For the three months ended October 31, 2015 and 2014, our revenues were $19,145 and $3,331, respectively; our cost of goods sold was $10,649 and $1,310, respectively; and our gross profit was $8,496 and $2,021, respectively.  The majority of the increase in revenues was related to one landscaping  project and the increase in cost of goods sold and gross profit was related to the increased revenue for that project.

For the three months ended October 31, 2015 and 2014, our operating expenses were $10,029 and $8,746, respectively; our net operating loss was $1,533 and $6,725, respectively; other comprehensive loss was $991 and was $12, respectively and our total comprehensive loss was $2,524 and $6,737, respectively.

Our operating expenses were primarily composed of professional fees related to regulatory filing requirements.

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

Liquidity and Capital Resources

Working Capital

	October 31, 2015	July 31, 2015
Current Assets	$28,790	$26,253
Current Liabilities	17,111	12,050
Working Capital	$11,679	$14,203

Cash Flows

	Three Months Ended
	October 31,
	2015	2014
Cash used in operating activities	$(10,192)	$(883)
Cash provided by investing activities	$-	$-
Cash provided by financing activities	$-	$5,000
Cash and cash equivalents on hand	$15,070	$9,030

As at October 31, 2015, our company’s cash balance was $15, 070 compared to $26,253 as at July 31, 2015. The decrease in cash was primarily due to cash used in operating expenses.

As at October 31, 2015, our company had total liabilities of $17,111 compared with total liabilities of $12,050 as at July 31, 2015. The increase in total liabilities was due to increase of accounts payable.

As at October 31, 2015, our company had working capital of $11,679 compared with working capital of $14,203 as at July 31, 2015. The decrease in working capital was primarily attributed to increase of accounts payable.

Cash Flow from Operating Activities

During the three months ended October 31, 2015 and 2014, our company used $10,192 and $883 in cash from operating activities, respectively.

Cash Flow from Investing Activities

During the three months ended October 31, 2015 and 2014, our company used $nil cash for investing activities.

Cash Flow from Financing Activities

During the three months ended October 31, 2015, our company used $nil cash in financing activities. During the three months ended October 31, 2014, our company received $5,000 cash proceeds from the sale of our common stock.

Going Concern

Our auditors have issued a going concern opinion on our year-end consolidated financial statements ended July 31, 2015.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenses.  This is because we have generated limited revenues and have limited operating history. There are no assurances that we will be able to obtain additional financing through either private placements, bank financing or other loans necessary to support our working capital requirements.  To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4.  Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended October 31, 2015, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.  Risk Factors.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

We did not issue unregistered equity securities during the quarter ended October 31, 2015.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit Number	Description of Exhibit
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.
101*	Interactive Data File (Form 10-Q for the period ended October 31, 2015 furnished in XBRL).
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

BRIDGEWATER PLATFORMS INC.
(Registrant)

Dated: December 14, 2015	/s/ Emanuel Oliveira
Emanuel Oliveira
President, Chief Executive Officer, Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)