Form 10-Q
period 2016-01-31
BRIDGEWATER PLATFORMS INC.
filed 2016-03-10
CIK 1623360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2016

or

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

As of March 7, 2016 there were 8,333,346 shares of the issuer’s common stock, par value $0.001, outstanding.

BRIDGEWATER PLATFORMS INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2016

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

BRIDGEWATER PLATFORMS INC.

INDEX TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

January 31, 2016

BRIDGEWATER PLATFORMS INC.
Consolidated Balance Sheets

	January 31, 2016	July 31, 2015
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$8,913	$26,253
TOTAL ASSETS	8,913	26,253

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$10,228	$2,050
Tax payable	-	10,000
TOTAL LIABILITIES	10,228	12,050

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, par value $0.001, 75,000,000 shares authorized, 8,333,346 shares issued and outstanding	8,333	8,333
Additional paid-in capital	63,237	63,237
Accumulated deficit	(71,361)	(56,537)
Accumulated other comprehensive loss	(1,524)	(830)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,315)	14,203
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$8,913	$26,253

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BRIDGEWATER PLATFORMS INC.
Consolidated Statements of Operations and Comprehensive Loss
 (Unaudited)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2016	2015	2016	2015

REVENUES	$1,884	$5,518	$19,661	$8,849
COST OF GOODS SOLD	1,689	2,419	17,168	3,729
GROSS PROFIT	195	3,099	2,493	5,120

OPERATING EXPENSES
General and administrative expenses	7,302	2,445	9,135	5,073
Professional fees	9,050	5,282	17,115	11,400
Total Operating Expenses	16,352	7,727	26,250	16,473

LOSS BEFORE INCOME TAXES	(16,157)	(4,628)	(23,757)	(11,353)
Income tax recovery	10,000		10,000
Income tax expense	(1,067)	-	(1,067)	-

NET LOSS	$(7,224)	$(4,628)	$(14,824)	$(11,353)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	(682)	(622)	(694)	(634)
TOTAL COMPREHENSIVE LOSS	$(7,906)	$(5,250)	$(15,518)	$(11,987)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	8,333,346	5,000,000	8,333,346	4,239,130

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BRIDGEWATER PLATFORMS INC.
Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended
	January 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,824)	$(11,353)
Adjustments to reconcile net loss to net cash used in operating activities:
Contributed services	-	5,570
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	8,178	4,212
Other payable	(10,000)	-
Net cash used in operating activities	(16,646)	(1,571)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	-	5,000
Net cash provided by financing activities	-	5,000

Effects on changes in foreign exchange rate	(694)	(634)

Net increase (decrease) in cash and cash equivalents	(17,340)	2,795
Cash and cash equivalents - beginning of period	26,253	4,925
Cash and cash equivalents - end of period	$8,913	$7,720

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BRIDGEWATER PLATFORMS INC.
Notes to the Consolidated Interim Financial Statements
January 31, 2016
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

Reclassifications

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

NOTE 4 – TAX PAYABLE

During the period ended January 31, 2016, the Internal Revenue Service of the United State waived $10,000 penalty previous charged on late corporate tax filing of the Company’s subsidiary. This $10,000 was originally recorded as other expenses for the year ended July 31, 2015 and was recorded as income tax recovery during the period ended January 31, 2016.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the period ended January 31, 2016, the Company paid to a company owned by its shareholder for labor service and recorded as cost of goods sold of $3,433 and management fee of $5,651. There is no balance due to this shareholder at January 31, 2016.

NOTE 6 – MAJOR CUSTOMER

During the period ended January 31, 2016, the Company has revenue of $15,171 from one customer for a landscaping project provided by the Company which is approximately 80% of total revenue.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the period ended January 31, 2016, together with notes thereto, which are included in this report.

Results of Operations

The following table provides selected financial data about our company as of January 31, 2016 and July 31, 2015.

	January 31, 2016	July 31, 2015
Cash and cash equivalents	$8,913	$26,253
Total assets	$8,913	$26,253
Total liabilities	$10,228	$12,050
Stockholders' equity (Deficit)	$(1,315)	$14,203

Three months ended January 31, 2016 and 2015

The following table provides the results of operations for the three months ended January 31, 2016 and 2015:

	Three Months Ended
	January 31,
	2016	2015

REVENUES	$1,884	$5,518
COST OF GOODS SOLD	1,689	2,419
GROSS PROFIT	195	3,099

OPERATING EXPENSES
General and administrative expenses	7,302	2,445
Professional fees	9,050	5,282
Total Operating Expenses	16,352	7,727

LOSS BEFORE INCOME TAXES	(16,157)	(4,628)
Income tax recovery	10,000	-
Income tax expense	(1,067)	-

NET LOSS	$(7,224)	$(4,628)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	(682)	(622)
TOTAL COMPREHENSIVE LOSS	$(7,906)	$(5,250)

For the three months ended January 31, 2016 and 2015, our revenues were $1,884 and $5,518, respectively; our cost of goods sold was $1,689 and $2,419, respectively; and our gross profit was $195 and $3,099, respectively.  The majority of the decrease in revenues was due to fewer projects incurred during the three months ended January 31, 2016 than 2015.

For the three months ended January 31, 2016 and 2015, our operating expenses were $16,532 and $7,727, respectively; our net operating loss was $16,157 and $4,628, respectively. Our operating expenses were primarily composed of professional fees related to regulatory filing requirements.

During the three months ended January 31, 2016, the Internal Revenue Service of the United State waived $10,000 penalty previous charged on late corporate tax filing of the Company’s subsidiary. This $10,000 was originally recorded as other expenses for the year ended July 31, 2015 and was recorded as income tax recovery during the period ended January 31, 2016.

For the three months ended January 31, 2016 and 2015, other comprehensive loss was $682 and $622, respectively and our total comprehensive loss was $7,906 and $5,250, respectively.

Six months ended January 31, 2016 and 2015

The following table provides the results of operations for the six months ended January 31, 2016 and 2015:

	Six Months Ended
	January 31,
	2016	2015

REVENUES	$19,661	$8,849
COST OF GOODS SOLD	17,168	3,729
GROSS PROFIT	2,493	5,120

OPERATING EXPENSES
General and administrative expenses	9,135	5,073
Professional fees	17,115	11,400
Total Operating Expenses	26,250	16,473

LOSS BEFORE INCOME TAXES	(23,757)	(11,353)
Income tax recovery	10,000	-
Income tax expense	(1,067)	-

NET LOSS	$(14,824)	$(11,353)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	(694)	(634)
TOTAL COMPREHENSIVE LOSS	$(15,518)	$(11,987)

For the six months ended January 31, 2016 and 2015, our revenues were $19,661 and $8,849, respectively; our cost of goods sold was $17,168 and $3,729, respectively; and our gross profit was $2,493 and $5,120, respectively.  The majority of the increase in revenues was related to one landscaping project and the increase in cost of goods sold and gross profit was related to the increased revenue for that project.

For the six months ended January 31, 2016 and 2015, our operating expenses were $26,250 and $16,473, respectively; our net operating loss was $23,757 and $11,353, respectively. Our operating expenses were primarily composed of professional fees related to regulatory filing requirements.

During the six months ended January 31, 2016, the Internal Revenue Service of the United State waived $10,000 penalty previous charged on late corporate tax filing of the Company’s subsidiary. This $10,000 was originally recorded as other expenses for the year ended July 31, 2015 and was recorded as income tax recovery during the period ended January 31, 2016.

For the six months ended January 31, 2016 and 2015, other comprehensive loss was $694 and $634, respectively and our total comprehensive loss was $15,518 and $11,987, respectively.

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

Liquidity and Capital Resources

Working Capital

	January 31, 2016	July 31, 2015
Current Assets	$8,913	$26,253
Current Liabilities	10,228	12,050
Working Capital	$(1,315)	$14,203

Cash Flows

	Six Months Ended
	January 31,
	2016	2015
Cash used in operating activities	$(16,646)	$(1,571)
Cash provided by investing activities	$-	$-
Cash provided by financing activities	$-	$5,000
Cash and cash equivalents on hand	$8,913	$7,720

As at January 31, 2016, our company’s cash balance was $8,913 compared to $26,253 as at July 31, 2015. The decrease in cash was primarily due to cash used in operating expenses.

As at January 31, 2016, our company had total liabilities of $10,228 compared with total liabilities of $12,050 as at July 31, 2015. The increase of accounts payable was offset by the decrease of tax payable. During the period ended January 31, 2016, the Internal Revenue Service of the United State waived $10,000 tax penalty payable previous levied on late corporate tax filing of the Company’s subsidiary.

As at January 31, 2016, our company had working capital deficiency of $1,315 compared with working capital of $14,203 as at July 31, 2015. The decrease in working capital was primarily attributed to increase of accounts payable.

Cash Flow from Operating Activities

During the period ended January 31, 2016 and 2015, our company used $16,646 and $1,571 in cash from operating activities, respectively.

Cash Flow from Investing Activities

During the period ended January 31, 2016 and 2015, our company used $nil cash for investing activities.

Cash Flow from Financing Activities

During the period ended January 31, 2016, our company used $nil cash in financing activities. During the period ended January 31, 2015, our company received $5,000 cash proceeds from the sale of our common stock.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended January 31, 2016, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We did not issue unregistered equity securities during the quarter ended January 31, 2016.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit Number	Description of Exhibit
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.
101*	Interactive Data File (Form 10-Q for the period ended January 31, 2016 furnished in XBRL).
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

BRIDGEWATER PLATFORMS INC.
(Registrant)

Dated: March 10, 2016	/s/ Emanuel Oliveira
Emanuel Oliveira
President, Chief Executive Officer, Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)