Form 10-Q
period 2016-04-30
BRIDGEWATER PLATFORMS INC.
filed 2016-06-14
CIK 1623360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

or

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

As of June 10, 2016 there were 8,333,346 shares of the issuer’s common stock, par value $0.001, outstanding.

BRIDGEWATER PLATFORMS INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2016

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

BRIDGEWATER PLATFORMS INC.

INDEX TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

April 30, 2016

BRIDGEWATER PLATFORMS INC.
Consolidated Balance Sheets

	April 30, 2016	July 31, 2015
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$5,544	$26,253
Accounts receivable	353	-
Prepaid expenses	2,075	-
TOTAL ASSETS	$7,972	$26,253

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$12,599	$2,050
Tax payable	-	10,000
Unearned revenue	711	-
TOTAL LIABILITIES	13,310	12,050

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, par value $0.001, 75,000,000 shares authorized,
8,333,346 shares issued and outstanding	8,333	8,333
Additional paid-in capital	63,237	63,237
Accumulated deficit	(75,575)	(56,537)
Accumulated other comprehensive loss	(1,333)	(830)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(5,338)	14,203
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$7,972	$26,253

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BRIDGEWATER PLATFORMS INC.
Consolidated Statements of Operations and Comprehensive Loss
 (Unaudited)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2016	2015	2016	2015

REVENUES	$923	$3,844	$20,584	$12,693
COST OF GOODS SOLD	200	1,762	17,368	5,491
GROSS PROFIT	723	2,082	3,216	7,202

OPERATING EXPENSES
General and administrative expenses	1,232	4,612	10,367	9,685
Professional fees	3,705	4,786	20,820	16,186
Total Operating Expenses	4,937	9,398	31,187	25,871

LOSS BEFORE INCOME TAXES	(4,214)	(7,316)	(27,971)	(18,669)
Income tax recovery	-	-	10,000	-
Income tax expense	-	-	(1,067)	-

NET LOSS	$(4,214)	$(7,316)	$(19,038)	$(18,669)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	191	420	(503)	(214)
TOTAL COMPREHENSIVE LOSS	$(4,023)	$(6,896)	$(19,541)	$(18,883)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	8,333,346	5,037,453	8,333,346	4,499,390

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BRIDGEWATER PLATFORMS INC.
Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months Ended
	April 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(19,038)	$(18,669)
Adjustments to reconcile net loss to net cash used in operating activities:
Contributed services	-	8,570
Changes in operating assets and liabilities:
Accounts receivable	(353)	(3,755)
Prepaid expenses	(2,075)	-
Accounts payable and accrued liabilities	10,549	(1,578)
Unearned revenue	711	-
Other payable	(10,000)	-
Net cash used in operating activities	(20,206)	(15,432)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	-	55,000
Net cash provided by financing activities	-	55,000

Effects on changes in foreign exchange rate	(503)	(214)

Net increase (decrease) in cash and cash equivalents	(20,709)	39,354
Cash and cash equivalents - beginning of period	26,253	4,925
Cash and cash equivalents - end of period	$5,544	$44,279

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BRIDGEWATER PLATFORMS INC.
Notes to the Consolidated Interim Financial Statements
April 30, 2016
(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Bridgewater Platforms Inc. (the "Company") is a Nevada corporation incorporated on May 6, 2014. It is based in Las Vegas, NV, USA, and the Company's fiscal year end is July 31.

On May 20, 2014, the Company incorporated its wholly owned Canadian subsidiary, Bridgewater Construction Ltd. in Etobicoke, Ontario.

The Company intends to develop a modular pool-covering system to install a secure platform each Fall that can be walked on and used for whatever purpose the homeowner desires. Each platform will be custom-made from sturdy recycled materials, and when not in use, the company will come back each spring, dissemble, and store the platform at its own secure facility. To date, the Company's activities have been limited to provide formation activities, construction service to local residents, and the raising of equity capital.

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

NOTE 4 – TAX PAYABLE

During the period ended April 30, 2016, the Internal Revenue Service of the United State waived $10,000 penalty previous charged on late corporate tax filing of the Company’s subsidiary. This $10,000 was originally recorded as other expenses for the year ended July 31, 2015 and was recorded as income tax recovery during the period ended April 30, 2016.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the period ended April 30, 2016, the Company paid to a company owned by its shareholder for labor service and recorded as cost of goods sold of $3,433 and management fee of $5,651. There is no balance due to this shareholder at April 30, 2016.

NOTE 6 – MAJOR CUSTOMER

During the period ended April 30, 2016, the Company has revenue of $15,171 from one customer for a landscaping project provided by the Company which is approximately 74% of total revenue.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the period ended April 30, 2016, together with notes thereto, which are included in this report.

Results of Operations

The following table provides selected financial data about our Company as of April 30, 2016 and July 31, 2015.

	April 30, 2016	July 31, 2015
Cash and cash equivalents	$5,544	$26,253
Total assets	$7,972	$26,253
Total liabilities	$13,310	$12,050
Stockholders' equity (deficit)	$(5,338)	$14,203

Three months ended April 30, 2016 and 2015

The following table provides the results of operations for the three months ended April 30, 2016 and 2015:

	Three Months Ended
	April 30,
	2016	2015

REVENUES	$923	$3,844
COST OF GOODS SOLD	200	1,762
GROSS PROFIT	723	2,082

OPERATING EXPENSES
General and administrative expenses	1,232	4,612
Professional fees	3,705	4,786
Total Operating Expenses	4,937	9,398

LOSS BEFORE INCOME TAXES	(4,214)	(7,316)
Income tax recovery	-	-
Income tax expense	-	-

NET LOSS	$(4,214)	$(7,316)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustments	191	420
TOTAL COMPREHENSIVE LOSS	$(4,023)	$(6,896)

For the three months ended April 30, 2016 and 2015, our revenues were $923 and $3,844, respectively; our cost of goods sold was $200 and $1,762, respectively; and our gross profit was $723 and $2,082, respectively.  The majority of the decrease in revenues was due to fewer projects incurred during the three months ended April 30, 2016 than 2015.

For the three months ended April 30, 2016 and 2015, our operating expenses were $4,937 and $9,398, respectively; our net operating loss was $4,214 and $7,316, respectively. Our operating expenses were primarily composed of professional fees related to regulatory filing requirements.

For the three months ended April 30, 2016 and 2015, other comprehensive gain was $191 and $420, respectively and our total comprehensive loss was $4,023 and $6,896, respectively.

Nine months ended April 30, 2016 and 2015

The following table provides the results of operations for the nine months ended April 30, 2016 and 2015:

	Nine Months Ended
	April 30,
	2016	2015

REVENUES	$20,584	$12,693
COST OF GOODS SOLD	17,368	5,491
GROSS PROFIT	3,216	7,202

OPERATING EXPENSES
General and administrative expenses	10,367	9,685
Professional fees	20,820	16,186
Total Operating Expenses	31,187	25,871

LOSS BEFORE INCOME TAXES	(27,971)	(18,669)
Income tax recovery	10,000	-
Income tax expense	(1,067)	-

NET LOSS	$(19,038)	$(18,669)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	(503)	(214)
TOTAL COMPREHENSIVE LOSS	$(19,541)	$(18,883)

For the nine months ended April 30, 2016 and 2015, our revenues were $20,584 and $12,693, respectively; our cost of goods sold was $17,368 and $5,491, respectively; and our gross profit was $3,216 and $7,202, respectively.  The majority of the increase in revenues was related to one landscaping project and the increase in cost of goods sold was related to the increased revenue for that project.

For the nine months ended April 30, 2016 and 2015, our operating expenses were $31,187 and $25,871, respectively; our net operating loss was $27,971 and $18,669, respectively. Our operating expenses were primarily composed of professional fees related to regulatory filing requirements.

During the nine months ended April 30, 2016, the Internal Revenue Service of the United State waived $10,000 penalty previous charged on late corporate tax filing of the Company’s subsidiary. This $10,000 was originally recorded as other expenses for the year ended July 31, 2015 and was recorded as income tax recovery during the period ended April 30, 2016.

For the nine months ended April 30, 2016 and 2015, other comprehensive loss was $503 and $214, respectively and our total comprehensive loss was $19,541 and $18,883, respectively.

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

While the officers and directors have generally indicated a willingness to provide financial contributions if necessary, there are presently no agreements, arrangements, commitments, or specific understandings, either verbally or in writing, between the officers and directors and Bridgewater Platforms.

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

Liquidity and Capital Resources

Working Capital

	April 30, 2016	July 31, 2015
Current Assets	$7,972	$26,253
Current Liabilities	13,310	12,050
Working Capital (Capital Deficiency)	$(5,338)	$14,203

Cash Flows

	Nine Months Ended
	April 30,
	2016	2015
Cash used in operating activities	$(20,206)	$(15,432)
Cash provided by investing activities	$-	$-
Cash provided by financing activities	$-	$55,000
Cash and cash equivalents on hand	$5,544	$44,279

As at April 30, 2016, our Company’s cash balance was $5,544 compared to $26,253 as at July 31, 2015. The decrease in cash was primarily due to cash used in operating expenses.

As at April 30, 2016, our Company had total liabilities of $13,310 compared with total liabilities of $12,050 as at July 31, 2015. The increase of accounts payable was offset by the decrease of tax payable. During the period ended April 30, 2016, the Internal Revenue Service of the United State waived $10,000 tax penalty payable previous levied on late corporate tax filing of the Company’s subsidiary.

As at April 30, 2016, our Company had capital deficiency of $5,338 compared with working capital of $14,203 as at July 31, 2015. The decrease in working capital was primarily attributed to increase of accounts payable.

Cash Flow from Operating Activities

During the period ended April 30, 2016 and 2015, our Company used $20,206 and $15,432 in cash from operating activities, respectively.

Cash Flow from Investing Activities

During the period ended April 30, 2016 and 2015, our Company used $nil cash for investing activities.

Cash Flow from Financing Activities

During the period ended April 30, 2016, our Company used $nil cash in financing activities. During the period ended April 30, 2015, our Company received $55,000 cash proceeds from the sale of our common stock.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended April 30, 2016, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We did not issue unregistered equity securities during the quarter ended April 30, 2016.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit Number	Description of Exhibit
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.
101*	Interactive Data File (Form 10-Q for the period ended April 30, 2016 furnished in XBRL).
101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE
XBRL Instance Document
XBRL Taxonomy Extension Schema Document
XBRL Taxonomy Extension Calculation Linkbase Document
XBRL Taxonomy Extension Définition Linkbase Document
XBRL Taxonomy Extension Label Linkbase Document
XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIDGEWATER PLATFORMS INC.
(Registrant)

Dated: June 14, 2016	/s/ Emanuel Oliveira
Emanuel Oliveira
President, Chief Executive Officer, Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)