Form 10-K
period 2016-07-31
BRIDGEWATER PLATFORMS INC.
filed 2016-10-31
CIK 1623360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration statement was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on January 31, 2016, was $Nil based on a $Nil average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. (There was no bid or ask price of our common shares during this year).

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

8,333,346 as of October 28, 2016

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

Item 1. Business.

Business Development

Bridgewater Platforms Inc. (“Bridgewater Platforms” or the “Company”) was incorporated in the State of Nevada on May 6, 2014. Bridgewater Platforms Inc., incorporated a wholly owned subsidiary in the Province of Ontario, Canada on May 20, 2014, called Bridgewater Construction Ltd. The company’s address is 78 Shorncliffe Road, Etobicoke, Ontario, Canada M8Z 5K5. Our telephone number is 416-659-8907.

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

During the year ended July 31, 2016, we generated $28,560 in revenue from landscaping construction projects. In addition to nominal revenues, we have relied upon the sale of our securities to investors and corporate officers and directors for funding.

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

Competitive Business Conditions and Strategy; Bridgewater Platforms' Position in the Industry

There are a number of different landscape design and construction and pool covering businesses in the marketplace, however, they primarily offer a soft cover solution that sees anchors drilled into pool decks to support an elasticized cover that is stretched over the pool in winter. These covers can be walked on in emergencies, but it is generally not recommended as a standard practice. There are also cases where the structural integrity of these soft cover systems commonly fails even with simple dead loads of rain and snow. In addition, while these covers do provide a measure of coverage, the space is still rendered unusable for the period that the cover is installed.

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

Number of Employees

Bridgewater Platforms has no employees, and will be largely reliant on the efforts of the officers and directors to help the Company get off the ground. The officers and directors will be donating their time and employees and/or contractors will be added as required.

Plan of Operation

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Form 10-K. Except for the historical information contained herein, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-K should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-K. The Company's actual results could differ materially from those discussed here.

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

At present, we do not have enough cash on hand to cover our anticipated regulatory reporting costs for the next 12 months. In order to proceed with our business plan, we will have to find alternative sources of funds, like a second public offering, a private placement of securities, or loans from our officers or third parties (such as banks or other institutional lenders). Equity financing could result in additional dilution to then existing shareholders. If we are unable to meet our needs for cash from either money that we raise from our equity, or possible alternative sources, then we may be unable to continue to maintain, develop or expand our operations.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock was approved for quotation on the OTC Markets (the "OTCPINK") on July 20, 2015 under the symbol "BWPI". As of October 26, 2016, our stock had not yet traded on the OTCPINK.

As at October 3, 2016, the Company had 16 active shareholders of record and 8,333,346 common shares issued and outstanding.

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

We did not issue unregistered equity securities during the fiscal year ended July 31, 2016.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended July 31, 2016.

Item 6. Selected Financial Data.

As a "smaller reporting company," we are not required to provide the information required by this Item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report on Form 10-K. The following discussion contains forward looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report on Form 10-K.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations

Revenue

We generated $28,560 and $15,835 in revenue for the years ended July 31, 2016 and 2015, respectively.

Expenses

We had a net loss of $27,053 during the year ended July 31, 2016 and a net loss of $52,171 during the year ended July 31, 2015.

Operating expenses for the year ended July 31, 2016 decreased by $8,688 from $48,899 for the year ended July 31, 2015. The decrease in expenses can be attributed to decreased professional fees and general and administrative expenses.

Liquidity and Financial Condition

Currently, we do not have sufficient funds to develop our business over the next 12 months.

Working Capital

At July 31, 2016 we had a working capital deficit of $13,418 compared to working capital of $14,203 at July 31, 2015. The decrease in working capital can be primarily attributed to a decrease in cash and cash equivalents and an increase in accounts payable and accrued liabilities.

Cash Flows

Cash Flow from Operating Activities

During the year ended July 31, 2016, our company used $22,098 in cash from operating activities compared to the use of $32,842 of cash for operating activities during the year ended July 31, 2015. The decrease in cash used for operating activities was primarily attributed to a decrease of our net loss, an increase in accounts payable and accrued liabilities, and a decrease in tax payable.

Cash Flow from Financing Activities

During the year ended July 31, 2016, we had no cash flows from financing activities. For the year ended July 31, 2015, our company received a total of $55,000 cash from the issuance of common shares.

We had no material commitments for capital expenditures as at July 31, 2016 and 2015.

We have no known demands or commitments, and we are not aware of any events or uncertainties as at July 31, 2016 that will result in or that is reasonably likely to materially increase or decrease our current liquidity.

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

Critical Accounting Policies

The preparation of our consolidated financial statements and notes thereto requires management to make estimates and assumptions that affect the amounts and disclosures reported within those financial statements. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, contingencies, litigation and income taxes. Management bases its estimates and judgments on historical experiences and on various other factors believed to be reasonable under the circumstances. Actual results under circumstances and conditions different than those assumed could result in differences from the estimated amounts in the financial statements. There have been no material changes to these policies during fiscal 2016.

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

Item 8. Financial Statements and Supplementary Data.

BRIDGEWATER PLATFORMS INC.

INDEX TO AUDITED FINANCIAL STATEMENTS

July 31, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Bridgewater Platforms, Inc.

Etobicoke, Ontario, Canada

We have audited the accompanying consolidated balance sheets of Bridgewater Platforms, Inc. and its subsidiary (collectively the “Company”) as of July 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiary as of July 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has not generated any revenue and further losses are anticipated. These conditions raise significant doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

October 31, 2016

BRIDGEWATER PLATFORMS INC.
Consolidated Balance Sheets

	July 31, 2016	July 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$3,587	$26,253
Accounts receivable	1,760	-
Total Current Assets	5,347	26,253
TOTAL ASSETS	$5,347	$26,253

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$18,765	$2,050
Tax payable	-	10,000
TOTAL LIABILITIES	18,765	12,050

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, par value $0.001, 75,000,000 shares authorized, 8,333,346 shares issued and outstanding	8,333	8,333
Additional paid-in capital	63,237	63,237
Accumulated deficit	(83,590)	(56,537)
Accumulated other comprehensive loss	(1,398)	(830)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(13,418)	14,203
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$5,347	$26,253

The accompanying auditor's report and notes are an integral part of these consolidated financial statements.

BRIDGEWATER PLATFORMS INC.

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended July 31,
	2016	2015

REVENUES	$28,560	$15,835
COST OF GOODS SOLD	24,335	9,107
GROSS PROFIT	4,225	6,728

OPERATING EXPENSES
General and administrative expenses	12,411	14,197
Professional fees	27,800	34,702
Total Operating Expenses	40,211	48,899

OTHER EXPENSES
Other expenses	-	(10,000)
	-	(10,000)

LOSS BEFORE INCOME TAXES	(35,986)	(52,171)
Income tax recovery	10,000	-
Income tax expense	(1,067)	-

NET LOSS	$(27,053)	$(52,171)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	(568)	(830)
TOTAL COMPREHENSIVE LOSS	(27,621)	$(53,001)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.01)
Basic and Diluted Weighted Average Common Shares Outstanding	8,333,346	5,465,757

The accompanying auditor's report and notes are an integral part of these consolidated financial statements.

BRIDGEWATER PLATFORMS INC.

Statements of Stockholders' Equity

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Number of Shares	Amount	Capital	Deficit	Loss	Equity

Balance - July 31, 2014	2,500,000	$2,500	$2,500	$(4,366)	$-	$634
Common shares issued for cash at $0.002 per share	2,500,000	2,500	2,500	-	-	5,000
Common shares issued for cash at $0.015 per share	3,333,346	3,333	46,667	-	-	50,000
Contributed Services	-	-	11,570	-	-	11,570
Net loss	-	-	-	(52,171)	-	(52,171)
Foreign currency translation adjustments	-	-	-	-	(830)	(830)
Balance - July 31, 2015	8,333,346	$8,333	$63,237	$(56,537)	$(830)	$14,203
Net loss	-	-	-	(27,053)	-	(27,053)
Foreign currency translation adjustments	-	-	-	-	(568)	(568)
Balance - July 31, 2016	8,333,346	$8,333	$63,237	$(83,590)	$(1,398)	$(13,418)

The accompanying auditor's report and notes are an integral part of these consolidated financial statements.

BRIDGEWATER PLATFORMS INC.

Consolidated Statement of Cash Flows

	Year Ended
	July 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(27,053)	$(52,171)
Adjustments to reconcile net loss to net cash used in operating activities:
Contributed services	-	11,570
Changes in operating assets and liabilities:
Accounts receivable	(1,760)
Other payable	-	10,000
Accounts payable and accrued liabilities	16,715	(2,241)
Tax payable	(10,000)	-
Net cash used in operating activities	(22,098)	(32,842)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	-	55,000
Net cash provided by financing activities	-	55,000

Effects on changes in foreign exchange rate	(568)	(830)

Net increase (decrease) in cash and cash equivalents	(22,666)	21,328
Cash and cash equivalents - beginning of period	26,253	4,925
Cash and cash equivalents - end of period	$3,587	$26,253

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

For foreign currency transactions, the Company translates these amounts to the Company's functional currency at the exchange rate effective on the invoice date. If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income for the period. A total of $568 other comprehensive losses were recorded during the year ended July 31, 2016 and $830 in other comprehensive losses for the year ended July 31, 2015.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $3,587 and $26,253 cash at July 31, 2016 and 2015, respectively.

Accounts Receivable

The Company's accounts receivable consists of trade receivables from customers. The Company evaluates the collectability of its accounts receivable on an on-going basis and write off the amount when it is considered to be uncollectible. The Company does not have allowance for doubtful accounts. As of July 31, 2016 and 2015, the Company had $1,760 and $0 in accounts receivable, respectively.

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

There were no share-based expenses for the period ended July 31, 2016 and 2015.

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 "Income Taxes." Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of July 31, 2016 and 2015.

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

Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of July 31, 2016.

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

The Company has 8,333,346 common stock, $0.001 par value, issued and outstanding.

NOTE 5 - PROVISION FOR INCOME TAXES

The Company provides for income taxes under ASC 740, "Income Taxes”. ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the tax rates in effect when these differences are expected to reverse. It also requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Certain tax attributes are subject to an annual limitation as a result of the acquisition of our subsidiaries, which constitute a change of ownership as defined under Internal Revenue Code Section 382.

The Company is subject to taxation in the United States and certain state jurisdictions.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	Year Ended	Year Ended
	July 31, 2016	July 31, 2015
Income tax expense at statutory rate	$(9,198)	$(14,339)
Valuation allowance	9,198	14,339
Income tax expense	$-	$-

Net deferred tax assets consist of the following components as of:

	July 31, 2016	July 31, 2015
NOL Carryover	$25,021	$15,823
Valuation allowance	(25,021)	(15,823)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Income Tax laws of United States of America, net operating loss carry forwards of approximately $73,000, which expire commencing in fiscal 2032, for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

NOTE 6 - RELATED PARTY TRANSACTIONS

During the year ended July 31, 2016, the Company paid to a company owned by its shareholder for labor service and recorded as cost of goods sold of $6,122 and management fee of $5,759. There is no balance due to this shareholder at July 31, 2016.

The company's administrative address is, 78 Shorncliffe Road, Etobicoke, Ontario, Canada M8Z 5K5. The telephone number is 416-659-8907. The space is being provided by management on a rent free basis. We have no intention of finding, in the near future, another office space to rent during the development stage of the company.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company has no commitments or contingencies as of July 31, 2016 and 2015.

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

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. With the participation of our Chief Executive and Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2016 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework. Based upon such evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of July 31, 2016 based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of July 31, 2016.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period ended July 31, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

All directors of the Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of the Company are appointed by the board of directors and hold office until their death, resignation or removal from office. The directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Emanuel Oliveira	President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director (principal executive officer and principal financial and accounting officer)	49	May 8, 2014
Eric Davies	Secretary and Director	53	September 1, 2014
Michael Ward	Director	60	August 10, 2016

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of the Company, indicating the person's principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Emanuel Oliveira - President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director

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

Eric Davies - Secretary and Director

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

Michael Ward - Director

Mr. Ward has been the President, CEO and a director of 4 Ward Resources, Inc. since June 2015. 4 Ward Resources, Inc. was formed to develop exploration and production projects primarily in the Rio Grande Valley or Deep South Texas.

Mr. Ward founded Gulfmark Energy, Inc. (which became Gambit Energy, Inc.), Gulfmark Resources, Inc. and Blanco Drilling, Inc. in August 2010 together with his father, and served as their President, CEO, CFO and Director. The companies were formed to focus their considerable oil and gas experience on acquisition, exploration, drilling, development, production and sale of natural gas, crude oil, and natural gas liquids, primarily from conventional reservoirs within the State of Texas. Gambit Energy, Inc. acquired several oil & gas leases in Dimmit County Texas for the development of Eagleford Shale utilizing foreign partners to fund the leases and drilling costs in which Gambit Energy, Inc. received a carried interest of 12.50% on the entire project including leases and wells drilled. Gambit Energy, Inc. drilled two Eagleford Shale wells at a cost of $6,000,000 each and on the second well the foreign partners didn’t pay $4,000,000 of the bills owed. Since Gambit Energy, Inc. was the official operator of the wells, all bills were billed to Gambit Energy, Inc. Gambit Energy, Inc. filed a Chapter 7 bankruptcy petition in the U.S. Bankruptcy Court, Western District of Texas on November 26, 2014. Mr. Ward resigned as an officer and director of Gambit Energy, Inc. in December 2014.

Gulfmark Resources, Inc. and Blanco Drilling, Inc. were wholly owned subsidiaries of Gambit Energy, Inc.

From May 2007 through July 2010, Mr. Ward was the President and CEO of Bentley Energy Corporation. Bentley Energy Corporation engaged in distribution of propane in Central and South Texas. Bentley owned and operated various propane distribution companies. Bentley voluntarily filed for reorganization under Chapter 11 of the federal bankruptcy laws. The case was filed in the U.S. Bankruptcy Court, Western District of Texas on January 7, 2010. The court accepted the company's reorganization plan on, or about July 21, 2010 resulting in the Company's sale to J.P. Energy Holdings, LLC. The Bentley bankruptcy petition was necessary in order to provide protection and continuity for its propane delivery to more than 8,000 customers. Bentley financed it business with a bank line of credit. Bentley had planned the line of credit would be converted to a 10-year term loan with a 5-year balloon at maturity one year later. At loan maturity, the bank only offered Bentley a straight 3-year loan term. Bentley's propane business revenue was subject to seasonal fluctuations because it sold the majority of its propane in the winter months. Seasonal revenue fluctuations made it impossible for Bentley to meet bank payment obligations on a three year term loan. Additionally, Bentley's propane suppliers tightened credit and payment terms. This credit squeeze from the bank and suppliers coupled with the unprecedented financial crisis of 2008/2009 precipitated the bankruptcy. While under bankruptcy protection, Mr. Ward was able to sell the business, which operates today under a different name.

Employment Agreements

We have no formal employment agreements with any of our employees, directors, or officers.

Family Relationships

There are no additional family relationships between any of our directors and executive officers.

Involvement in Certain Legal Proceedings

Except as set forth in Mr. Ward’s biography above, none of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past ten years:

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

24

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

Compliance with Section 16(a) of the Exchange Act

The Company's common stock was not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") during the fiscal year ended July 31, 2016. Accordingly, officers, directors and principal shareholders were not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act for fiscal year ended July 31, 2016. On August 31, 2016 the Company filed a Form 8-A.

Code of Ethics

We have determined that we anticipate not adopting a code of ethics due to our limited number of executive officers and the fact that we have not commenced any material business operations. We anticipate that we will not adopt a code of ethics until we have commenced material business operations or have increased the number of our executive officers.

Board and Committee Meetings

Our board of directors consisted of two members, Emanuel Oliveira and Eric Davies during the year ended July 31, 2016. The Board held no formal meetings during the year ended July 31, 2016. Until the Company develops a more comprehensive Board of Directors, all proceedings will be conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held. Mr. Ward was appointed to the Board in August 2016.

Nomination Process

As at July 31, 2016, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company's requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee

We do not have an audit committee.

Audit Committee Financial Expert

Our board of directors does not have a member that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K.

Item 11. Executive Compensation.

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended July 31, 2016 and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended July 31, 2016.

who we will collectively refer to as the named executive officers of the Company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than the principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Emanuel Oliveira,	2016	0	0	0	0	0	0	0	0
President, CEO, CFO, Treasurer	2015	430	0	0	0	0	0	0	0

Eric Davies,	2016	0	0	0	0	0	0	0	0
Secretary	2015	0	0	0	0	0	0	0	0

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

Grants of Plan-Based Awards

There were no grants of plan based awards during the year ended July 31, 2016.

Outstanding Equity Awards at Fiscal Year End

There was no outstanding equity awards at the year ended July 31, 2016.

Option Exercises and Stock Vested

During our Fiscal year ended July 31, 2016, there were no options exercised by our named officer.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of October 3, 2016, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Title of Class	Name of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percent of Class(3)

Common	Michael R. Ward 13707 Bluffgate San Antonio, TX 78216	3,274,000	39.3%

Common	Karim Sadru(2) 44120 Hunter Terrace Fremont, CA 94539	1,726,000	20.7%

	Emanuel Oliveira 78 Shorncliffe Road, Etobicoke, Ontario, M8Z 5K5	0	0

	Eric Davies 78 Shorncliffe Road, Etobicoke, Ontario, M8Z 5K5	0	0

Common	Directors and Officers as a Group (3 individuals)	3,274,000	39.3%

_______________

(1)

The persons named above may be deemed to be a "parent" and "promoter" of the Company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his direct holdings in the Company. We have no other promoters.

(2)	Karim Sadru is the control person of Choice Consulting, LLC, which owns 1,726,000 shares of the Company’s common stock.

(3)	Based on 8,333,346 shares issued and outstanding as of October 28, 2016.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

During the year ended July 31, 2016, the Company paid to a company owned by its shareholder for labor service and recorded as cost of goods sold of $6,122 and management fee of $5,759. There is no balance due to this shareholder at July 31, 2016.

Shareholder loan

As at July 31, 2016 there were no shareholder loans outstanding.

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

Item 14. Principal Accounting Fees and Services.

The aggregate fees billed for the most recently completed fiscal year ended July 31, 2016 and 2015 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended July 31, 2016	Year Ended July 31, 2015
Audit Fees (1)	$14,000	$4,990
Audit Related Fees (2)	0	0
Tax Fees (3)	2,125	1,300
All Other Fees (4)	0	0
Total	$16,125	$6,290

___________

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

___________ * Filed herewith. ** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

BRIDGEWATER PLATFORMS INC.
(Registrant)

Dated: October 31, 2016	/s/ Emanuel Oliveira
Emanuel Oliveira
President (principal executive officer), Chief Financial Officer (principal accounting officer), Treasurer and Member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 31, 2016	/s/ Emanuel Oliveira
Emanuel Oliveira
President (principal executive officer), Chief Financial Officer (principal accounting officer), Treasurer and Member of the Board of Directors

Dated: October 31, 2016	/s/ Eric Davies
Eric Davies
Secretary and Member of the Board of Directors

Dated: October 31, 2016	/s/ Michael Ward
Michael Ward
Member of the Board of Directors

