Form 10-Q
period 2016-10-31
Mirage Energy Corp
filed 2016-12-21
CIK 1623360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED October 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-55690

MIRAGE ENERGY CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	33-123170
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

900 Isom, Suite 306 San Antonio, TX
(Address of principal executive offices)

210-858-3970

(Registrant’s telephone number, including area code)

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 300,000,456 as of December 16, 2016.

MIRAGE ENERGY CORPORATION

(FORMERLY BRIDGEWATER PLATFORMS INC.)

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2016

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's 10-K filed with the Securities and Exchange Commission on October 31, 2016. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year ending July 31, 2017.

BRIDGEWATER PLATFORMS INC.

INDEX TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

October 31, 2016

MIRAGE ENERGY CORPORATION
(FORMERLY BRIDGEWATER PLATFORMS INC.)
Consolidated Balance Sheets

	October 31	July 31
	2016	2016
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$2,667	$3,587
Accounts receivable	1,713	1,760
Total Current Assets	4,380	5,347

TOTAL ASSETS	$4,380	$5,347

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$32,573	$18,765
Other payables	6,998	-
Total Current Liabilities	39,571	18,765

TOTAL LIABILITIES	39,571	18,765

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, par value $0.001, 900,000,000 shares authorized,
300,000,456 shares issued and outstanding	300,000	300,000
Additional paid-in capital	(228,430)	(228,430)
Accumulated deficit	(105,296)	(83,590)
Accumulated other comprehensive loss	(1,465)	(1,398)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(35,191)	(13,418)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$4,380	$5,347

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MIRAGE ENERGY CORPORATION
(FORMERLY BRIDGEWATER PLATFORMS INC.)
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	October 31,
	2016	2015

REVENUES	$1,969	$19,145
COST OF GOODS SOLD	2,061	10,649
GROSS LOSS	(92)	8,496

OPERATING EXPENSES
General and administrative expenses	2,129	1,964
Professional fees	19,485	8,065
Total Operating Expenses	21,614	10,029

LOSS BEFORE INCOME TAXES	(21,706)	(1,533)
Provision for income taxes	-	-

NET LOSS	(21,706)	(1,533)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	457	(991)
TOTAL COMPREHENSIVE INCOME	$(21,249)	$(2,524)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	300,000,456	300,000,456

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MIRAGE ENERGY CORPORATION
(FORMERLY BRIDGEWATER PLATFORMS INC.)
Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended
	October 31,
	2016	2015

CASH FLOWS FORM OPERATING ACTIVITIES
Net loss	$(21,706)	$(1,533)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts receivable	49	-
Accounts payable and accrued liabilities	13,808	(13,720)
Other payables	6,998	5,061
Net cash used in operating activities	(851)	(10,192)

Effects on changes in foreign exchange rate	(67)	(991)

Net (decrease) in cash and cash equivalents	(920)	(11,183)
Cash and cash equivalents - beginning of period	3,587	26,253
Cash and cash equivalents - end of period	$2,667	$15,070

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MIRAGE ENERGY CORPORATION

(FORMERLY BRIDGEWATER PLATFORMS INC.)
Notes to the Consolidated Interim Financial Statements
October 31, 2016
(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Mirage Energy Corporation (Formerly Bridgewater Platforms Inc.) (the "Company") is a Nevada corporation incorporated on May 6, 2014. It is based at 900 Isom Rd Suite 306, San Antonio, TX 78216, and the Company's fiscal year end is July 31.

On August 11, 2016, a change in control of Bridgewater Platforms Inc. (the "Company") occurred by virtue of one of the Company's largest shareholders, Eric Davies, selling 2,500,000 shares of the Company's common stock to Michael R. Ward, an individual residing in Texas, which represents 30% of the Company's total issued and outstanding shares of common stock. Such 2.5 million shares sold represent all of the shares of the Company's common stock owned by Mr. Davies.

On November 7, 2016, the Company increased the authorized shares from 75,000,000 to 900,000,000 shares of $0.001 par value. On November 7, 2016, the Company split the issued shares of 8,333,336 to 300,000,456 shares.

In addition Emanuel Oliveira, sold 2,500,000 shares of the Company's common stock, which represents 30% of the Company's total issued and outstanding shares of common stock and all of the shares of the Company's common stock owned by Mr. Oliveira. Mr. Oliveira sold 774,000 shares to Mr. Ward and sold 1,726,000 shares to Choice Consulting, LLC.

Total ownership of a majority of the Company's issued and outstanding as a result of these transactions is as follows:

Michael R. Ward	3,274,000	39.3%
Choice Consulting, LLC	1,726,000	20.7%

The Company is not aware of any relationship, contract, agreement, understanding or arrangement between Mr. Ward and Choice Consulting LLC.

On May 20, 2014, the Company incorporated its wholly owned Canadian subsidiary, Bridgewater Construction Ltd. in Etobicoke, Ontario.

The Company is developing an integrated natural gas transportation and storage facility in Northeast Mexico. The natural gas will be exported from the United States by pipeline to the Mexican storage unit for later distribution throughout Mexico.

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

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's 10-K filed with the Securities and Exchange Commission on October 31, 2016.

Basis of Consolidation

These financial statements include the accounts of the Company and its wholly-owned subsidiary, Bridgewater Construction Ltd., All material intercompany balances and transactions have been eliminated.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE 3 – GOING CONCERN

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Except for historical information, this report contains certain forward-looking statements. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the “Description of Business - Risk Factors” section in our Prospectus on Form424B(2), as filed on February 24, 2015. You should carefully review the risks described in our Prospectus and in other documents we file from time to time with the Securities and Exchange Commission (“SEC”). You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-Q to the “Company,” “Bridgewater,” “we,” “us,” or “our” are to Mirage Energy Corporation (Formerly Bridgewater Platforms Inc.)

Corporate Overview

Mirage Energy Corporation (Formerly Bridgewater Platforms Inc.) was incorporated in the State of Nevada on May 6, 2014. Mirage Energy Corporation (Formerly Bridgewater Platforms Inc.), incorporated a wholly owned subsidiary in the Province of Ontario, Canada on May 20, 2014, called Bridgewater Construction Ltd. The Company’s address is 900 Isom Rd Suite 306, San Antonio, TX 78216. Our telephone number is (210) 858-3970.

Mirage Energy Corporation’s (Formerly Bridgewater Platforms Inc.) wholly owned subsidiary, Bridgewater Construction Ltd. operates as a landscape design and construction services business. The Company currently offers landscaping and minor construction services and intends to expand its business and to develop a new outdoor pool covering product and service that will help northern cold-climate homeowners solve the dilemma of what to do with their pools over the fall, winter, and spring months when pool use is not possible.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the period ended October 31, 2016, together with notes thereto, which are included in this report.

Results of Operations

The following table provides selected financial data about our Company as of October 31, 2016 and July 31, 2016.

	October 31,	July 31,
	2016	2016
Cash and cash equivalents	$2,667	$3,587
Total assets	$4,380	$5,347
Total liabilities	$39,571	$18,765
Stockholders' deficit	$35,191	$(13,418)

The following table provides the results of operations for the three months ended October 31, 2016 and 2015:

	Three Months Ended
	October 31,
	2016	2015
REVENUES	$1,969	$19,145
COST OF GOODS SOLD	2,061	10,649
GROSS PROFIT	(92)	8,496

OPERATING EXPENSES
General and administrative expenses	2,129	1,964
Professional fees	19,485	8,065
Total Operating Expenses	21,614	10,029

LOSS BEFORE INCOME TAXES	(21,706)	(1,533)
Provision for income taxes	-	-

NET LOSS	$(21,706)	$(1,533)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	457	(991)
TOTAL COMPREHENSIVE LOSS	$(21,249)	$(2,524)

For the three months ended October 31, 2016 and 2015, our revenues were $1,969 and $19,145, respectively; our cost of goods sold was $2,061 and $10,649, respectively; and our gross profit (loss) was $92 and $8,496, respectively.

For the three months ended October 31, 2016 and 2015, our operating expenses were $21,614 and $10,029, respectively; our net losses were $21,706 and $1,533, respectively; other comprehensive income and loss were $457 and $991, respectively and our total comprehensive loss was $21,249 and $2,524, respectively.

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

While the officers and directors have generally indicated a willingness to provide services and financial contributions if necessary, there are presently no agreements, arrangements, commitments, or specific understandings, either verbally or in writing, between the officers and directors and Mirage Energy Corporation (Formerly Bridgewater Platforms).

If we are unable to meet our needs for cash from either the stockholders and / or the money that we raise from future financings, or possible alternative sources, then we may be unable to continue, develop, or expand our operations.

We have no plans to undertake any product research and development during the next twelve months. There are also no plans or expectations to acquire or sell any plant or plant equipment in the first year of operations.

Liquidity and Capital Resources

Working Capital

	October 31,	July 31,
	2016	2016
Current Assets	$4,380	$5,347
Current Liabilities	39,571	18,765
Working Capital (Deficit)	$(35,191)	$(13,418)

Cash Flows

	Three Months Ended
	October 31,
	2016	2015
Cash used in operating activities	$(851)	$(10,192)
Cash provided by investing activities	$-	$-
Cash provided by investing activities	$-	$-
Cash and cash equivalents on hand	$2,667	$15,070

As at October 31, 2016, our Company’s cash balance was $2,667 compared to $3,587 as at July 31, 2016. The decrease in cash was primarily due to cash used in operating expenses.

As at October 31, 2016, our Company had total liabilities of $39,571 compared with total liabilities of $18,765 as at July 31, 2016. The increase in total liabilities was due to increase of operating expenses.

As at October 31, 2016, our Company had working capital deficit of $35,191 compared with working capital deficit of $13,418 as at July 31, 2016. The decrease in working capital was primarily attributed to increase of accounts payable.

Cash Flow from Operating Activities

During the three months ended October 31, 2016 and 2015, the Company used $920 and $11,183 in cash from operating activities, respectively.

Cash Flow from Investing Activities

During the three months ended October 31, 2016 and 2015, the Company used $nil cash for investing activities.

Cash Flow from Financing Activities

During the three months ended October 31, 2016, and three months ended October 31, 2015 the Company used $nil cash in financing activities. Additionally the Company received no cash proceeds from the sale of common stock.

Going Concern

Our auditors have issued a going concern opinion on our year-end consolidated financial statements ended July 31. 2015and July 31, 2016. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenses. This is because we have generated limited revenues and have limited operating history. There are no assurances that we will be able to obtain additional financing through either private placements, bank financing or other loans necessary to support our working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended October 31, 2016, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We did not issue unregistered equity securities during the quarter ended October 31, 2016.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101*	Interactive Data File (Form 10-Q for the period ended October 31, 2016 furnished in XBRL).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_____________

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

MIRAGE ENERGY CORPORATION (Registrant)

Dated: December 20, 2016	By:	/s/ Michael R Ward
Michael R Ward
President, Chief Executive Officer, Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

