Form 10-Q
period 2017-01-31
Mirage Energy Corp
filed 2017-03-30
CIK 1623360

OMB APPROVAL
OMB Number: 3235-0070 Expires: September 30, 2018 Estimated average burden hours per response 187.43

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended January 31, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number: 000-55690

MIRAGE ENERGY CORPORATION
(Exact name of registrant as specified in its charter)

NEVADA	33-1231170
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

900 Isom Rd., Ste. 306, San Antonio, TX	78216
(Address of principal executive offices)	(Zip Code)

(210) 858-3970

(Issuer's telephone number, including area code)

___________________________________________________________

(Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 21, 2017, 310,190,456 shares of the Company’s common stock, $0.001 par value, issued and outstanding.

MIRAGE ENERGY CORPORATION

(FORMERLY 4WARD RESOURCES, INC.)

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2017

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's 10-K filed with the Securities and Exchange Commission on October 31, 2016 and the financial statements contained in the Company's Current Report on Form 8-K filed on January 27, 2017. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year ending July 31, 2017.

3

MIRAGE ENERGY CORPORATION

(FORMERLY 4WARD RESOURCES, INC.)

INDEX TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

January 31, 2017

MIRAGE ENERGY CORPORATION

(FORMERLY 4WARD RESOURCES, INC.)

Consolidated Balance Sheets

	January 31,	July 31,
	2017	2016
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$863	$76,165
Loans receivable and salary advances, related parties	44,610	20,000
Prepaid expenses	593	2,859
Total Current Assets	46,066	99,024

Property, plant and equipment, net	7,379	7,774

Other Assets
Deposits	6,920	6,920
U.S. & Mexican projects	97,494	78,445
Total Other Assets	104,414	85,365

TOTAL ASSETS	$157,859	$192,163

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Loan payable, related party	$184,100	$50,000
Accounts payable and accrued liabilities	346,098	142,896
Other payables	661	-
Accrued salaries and payroll taxes, related party	453,472	303,750
Total Current Liabilities	984,331	496,646

TOTAL LIABILITIES	984,331	496,646

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, par value $0.001, 900,000,000 shares authorized, 310,000,456 shares issued and outstanding as of January 31, 2017; 127,864,000 shares issued and outstanding as of July 31, 2016	310,000	127,864
Preferred stock, par value $0.001, 10,000,000 shares authorized, 10,000,000 shares issued and outstanding as of January 31, 2017 and July 31, 2016	10,000	10,000
Additional paid-in capital	(216,209)	6,215
Accumulated deficit	(929,237)	(448,551)
Accumulated other comprehensive loss	(1,026)	(11)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(826,472)	(304,483)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$157,859	$192,163

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MIRAGE ENERGY CORPORATION

(FORMERLY 4WARD RESOURCES, INC.)

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2017	2016	2017	2016

REVENUES	$-	$-	$-	$-
COST OF GOODS SOLD	-	-	-	-
GROSS LOSS	-	-	-	-

OPERATING EXPENSES
General and administrative expenses	248,979	79,310	440,905	157,574
Professional fees	23,701	1,398	37,189	1,398
Total Operating Expenses	272,680	80,708	478,094	158,972

LOSS BEFORE OPERATIONS	(272,680)	(80,708)	(478,094)	(158,972)

OTHER EXPENSE
Interest expense	2,080	-	3,108	7
Total Other Expense	2,080	-	3,108	7

LOSS BEFORE INCOME TAXES	(274,760)	(80,708)	(481,202)	(158,979)
Income tax recovery	-	-	-	-
Income tax expense	-	-	-	-

NET LOSS	(274,760)	(80,708)	(481,202)	(158,979)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	-	-	-	-
TOTAL COMPREHENSIVE LOSS	$(274,760)	$(80,708)	$(481,202)	$(158,979)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.01)	$(0.00)	$(0.02)
Basic and Diluted Weighted Average Common Shares Outstanding	134,793,104	13,232,283	141,722,209	8,225,682

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MIRAGE ENERGY CORPORATION

(FORMERLY 4WARD RESOURCES, INC.)

Consolidated Statement of Cash Flows

(Unaudited)

	Six Months Ended
	January 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(481,202)	$(158,979)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation expense	395	-
Changes in operating assets and liabilities
Salary advances	(10,000)	-
Prepaid expenses	2,290	(136)
Accounts payable	152,077	539
Accrued expenses	149,061	136,398
Net cash used in operating activities	(187,379)	(22,178)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans receivable, officer	(3,610)	(3,000)
Project development costs	(18,940)	(572)

Net cash used in investing activities	(22,550)	(3,572)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan, related party	134,100	25,750
Net cash provided by financing activities	134,100	25,750

Effects on changes in foreign exchange rate	527	-

Net (decrease) in cash	(75,302)	-

Cash and cash equivalents - beginning of period	76,165	-

Cash and cash equivalents - end of period	$863	$-

Supplemental Cash Flow Disclosures

NON-CASH TRANSACTIONS:
Common stock issued for related party loan	$-	$25,750
Net assets assumed in reverse merger	$234,583	$-

Cash paid for interest	$32	$7

Cash payments for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MIRAGE ENERGY CORPORATION

(FORMERLY 4WARD RESOURCES, INC.)

Notes to the Consolidated Interim Financial Statements
January 31, 2017
(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Mirage Energy Corporation (formerly Bridgewater Platforms Inc.) (the "Company") is a Nevada corporation incorporated on May 6, 2014. On May 20, 2014, the Company incorporated a Canadian subsidiary known as Bridgewater Construction Ltd. in Ontario in association with its construction business. Mirage Energy Corporation is based at 900 Isom Rd Suite 306, San Antonio, TX 78216. The Company's fiscal year end is July 31.

On August 11, 2016, a change in Company control occurred whereby Company affiliate shareholder, Eric Davies, sold 2,500,000 (90,000,000 post split shares) of his Company shares to Michael R. Ward. The sale represented 30% of the Company's total issued and outstanding common shares. Additionally, Emanuel Oliveira, an affiliate shareholder, sold 774,000 common shares (27,864,033 post split shares) to Mr. Ward and 1,726,000 shares (62,136,075 post split shares) to Choice Consulting, LLC, a Wyoming limited liability company.

On November 7, 2016, the Company increased the authorized shares from 75,000,000 to 900,000,000 shares of $0.001 par value. It also designated 10,000,000 shares of Series A Preferred Stock. On November 7, 2016, the Company implemented a forward stock split of its common shares on a 36:1 basis. The issued and outstanding common shares increased from 8,333,336 to 300,000,456 shares. All share and per share amounts have been restated from the first day of the first period presented to reflect the split.

On January 24, 2017, Mirage Energy Corporation, a Nevada corporation (“Mirage” or the “Company”) entered into an agreement with Mirage’s President and CEO, Mr. Michael Ward, whereby Mirage acquired all of the issued and outstanding shares of 4Ward Resources Inc., a Texas corporation (“4Ward Resources”) from Mr. Ward in exchange for 10,000,000 shares of Mirage’s Common Stock and 10,000,000 shares of Mirage’s Series A Preferred Stock. The acquisition of 4Ward Resources was completed on January 24, 2017. The Series A shares possess 20 votes per share and are convertible into 200,000,000 common shares. Through this acquisition, the Company's scope of business was expanded to include 4Ward Resource's development of an integrated Texas/Mexico natural gas pipeline transportation and storage facility in Northeastern Mexico. This transaction was combined with the August 11, 2016 transaction and treated as a reverse merger and recapitalization whereby 4Ward Resources was determined to be the accounting acquirer under ASC 805 and assumed $39,772 of net assets of Mirage.

Total ownership of a majority of the Company's issued and outstanding common shares as a result of these transactions is as follows:

Michael R. Ward	127,864,000	41.3%
Choice Consulting, LLC	62,136,000	20.1%

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

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's 8-K filed with the Securities and Exchange Commission on January 27, 2017.

Basis of Consolidation

These financial statements include the accounts of the Company and its wholly owned  subsidiaries, Bridgewater Construction Ltd., Cenote Energy, S. de R.L. de C.V., WPF Transmission, Inc., and WPF Mexico Pipelines, S. de R.L. de C.V. All material intercompany balances and transactions have been eliminated.

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had a net loss of $481,202 and had net cash used in operations of $187,379 for the six months ended January 31, 2017 and had an accumulated deficit and working capital deficit of $929,237 and $938,265 at that date. The Company has not established an ongoing source of revenues sufficient to cover its operating cost, and requires additional capital to commence its operating plan. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about its ability to continue as a going concern.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan to obtain such resources for the Company may include, but not be limited to: sales of equity instruments; traditional financing, such as loans; sale of participation interests and obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

There is no assurance that the Company will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to the Company. In addition, profitability will ultimately depend upon the level of revenues received from business operations. However, there is no assurance that the Company will attain profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 - RELATED PARTY TRANSACTIONS

On January 24, 2017, Mirage Energy Corporation, a Nevada corporation (“Mirage” or the “Company”) entered into an agreement with Mirage’s President and CEO, Mr. Michael Ward, whereby Mirage acquired all of the issued and outstanding shares of 4Ward Resources Inc., a Texas corporation (“4Ward Resources”) from Mr. Ward in exchange for 10,000,000 shares of Mirage’s Common Stock and 10,000,000 shares of Mirage’s Series A Preferred Stock. The acquisition of 4Ward Resources was completed on January 24, 2017.

On January 28, 2017, 4Ward Resources, Inc., Mirage Energy Corporation's wholly owned subsidiary, acquired Michael Ward's ninety (90%) percent interest in two Mexican companies. The remaining ten (10%) percent interest was acquired by Mirage Energy Corporation from Patrick Dosser. Patrick Dosser is Michael Ward's son.

Together, Mirage Energy and 4Ward Resources own 100% of the two Mexican corporations. The two Mexican corporations are WPF MEXICO PIPELINES, S. de R.L. de C.V., and CENOTE ENERGY S. de R.L. de C.V. Additionally, 4Ward Resources acquired all of Michael Ward's interest in WPF TRANSMISSION, INC., a Texas corporation. These transactions were valued at their carry over basis of $140,286, representing $99,821 expended on behalf of these companies by 4Ward Resources, $1,500 expended by Mr. Michael Ward to be reimbursed by 4Ward Resources and $38,965 whose vendor payments will be assumed or paid by 4Ward Resources. These transactions were accounted for as a merger of entities under common control under ASC 805-50 whereby the financial information has been combined from the first day of the first period presented similar to a pooling of interest.

The CEO of the Company was advanced $3,610 during the six months ending January 31, 2017. This advance increased the total advance to $14,610. As of January 31, 2017, the CEO was due $438,750 representing accrued unpaid salary earned from June 24, 2015 until January 31, 2017 which is less than the balance sheet by $14,722 by the amount of accrued payroll taxes. Also, a company owned by the spouse of the CEO provided a loan of $132,600 to 4Ward Resources, Inc. during the six months. This additional loan increased the total loan amount to $182,600. Additionally $1,500 is owed to Mr. Michael Ward for attorney fees paid on behalf of the Company.

NOTE 5 - SUBSEQUENT EVENTS

The Company evaluated events occurring subsequent to January 31, 2017, identifying those that are required to be disclosed as follows:

On February 2, 2017, the Company offered and sold 40,000 shares of common stock to an individual investor for $40,000.

On March 8, 2017, the Company granted three members of the board of directors a total of 150,000 shares of common stock valued at $1.05 per share as director compensation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

Except for historical information, this report contains certain forward-looking statements. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the “Current Business” and "Risk Factors" sections in our Form 8-K, as filed on January 27, 2017. You should carefully review the risks described in our documents we file from time to time with the Securities and Exchange Commission (“SEC”). You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-Q to the “Company,” “Mirage Energy,” “we,” “us,” or “our” are to Mirage Energy Corporation (formerly Bridgewater Platforms Inc.)

Corporate Overview

Mirage Energy Corporation (the “Company”) was incorporated in the State of Nevada on May 6, 2014 as Bridgewater Platforms Inc. On November 7, 2016, the Company filed Articles of Merger with the Nevada Secretary of State whereby it entered into a statutory merger with its wholly owned subsidiary, Mirage Energy Corporation, pursuant to Nevada Revised Statutes 92A.200 et. seq. The effect of such merger is that the Company is the surviving entity and changed its name to “Mirage Energy Corporation”.

On January 24, 2017, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Michael Ward, the sole director of the Company, whereby on the same date the Company issued 10,000,000 shares of its Common Stock and 10,000,000 shares of Series A Preferred Stock in exchange for 100% of the issued and outstanding equity interests of 4Ward Resources. The acquisition was completed on January 24, 2017. 4Ward Resources, Inc. is a wholly owned subsidiary of Mirage Energy Corporation. 4Ward Resources was incorporated in the State of Texas on June 24, 2015.

The purpose of acquiring 4Ward Resources, Inc., a Texas corporation, was for the Company to enter into the natural gas pipeline transportation and storage business. The Company intends to develop an integrated pipeline and natural gas storage facility in Mexico.

The Company, through a wholly owned subsidiary, has applied for and is in the process of obtaining the necessary natural gas storage permits in Mexico.

Results of Operations

The following table provides selected financial data about our Company as of January 31, 2017 and July 31, 2016.

	January 31, 2017	July 31, 2016
Cash and cash equivalents	$863	$76,165
Total assets	$157,859	$192,163
Total liabilities	$984,331	$496,646
Stockholders' deficit	$(826,472)	$(304,483)

Three Months ended January 31, 2017 and 2016

The following table provides the results of operations for the three months ended January 31, 2017 and 2016:

	Three Months Ended
	January 31,
	2017	2016

REVENUES	$-	$-
COST OF GOODS SOLD	-	-
GROSS LOSS	-	-

OPERATING EXPENSES
General and administrative expenses	248,979	79,310
Professional fees	23,701	1,398
Total Operating Expenses	272,680	80,708

LOSS BEFORE OPERATIONS	(272,680)	(80,708)

OTHER EXPENSE
Interest expense	2,080	-
Total Other Expense	2,080	-

LOSS BEFORE INCOME TAXES	(274,760)	(80,708)
Income tax recovery	-	-
Income tax expense	-	-

NET LOSS	(274,760)	(80,708)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	-	-
TOTAL COMPREHENSIVE LOSS	$(274,760)	$(80,708)

For the three months ended January 31, 2017 and 2016, our revenues were $nil, our cost of goods sold was $nil, and our gross (loss) was $nil.

For the three months ended January 31, 2017 and 2016, our operating expenses were $272,680 and $80,708, respectively; our net losses were $274,760 and $80,708, respectively; other comprehensive income and loss were $nil, respectively; and our total comprehensive loss was $274,760 and $80,708, respectively.

Our operating expenses were primarily composed of salaries and wages.

Six Months ended January 31, 2017 and 2016

The following table provides the results of operations for the six months ended January 31, 2017 and 2016:

	Six Months Ended
	January 31,
	2017	2016

REVENUES	$-	$-
COST OF GOODS SOLD	-	-
GROSS LOSS	-	-

OPERATING EXPENSES
General and administrative expenses	440,905	157,574
Professional fees	37,189	1,398
Total Operating Expenses	478,094	158,972

LOSS BEFORE OPERATIONS	(478,094)	(158,972)

OTHER EXPENSE
Interest expense	3,108	7
Total Other Expense	3,108	7

LOSS BEFORE INCOME TAXES	(481,202)	(158,979)
Income tax recovery	-	-
Income tax expense	-	-

NET LOSS	(481,202)	(158,979)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	-	-
TOTAL COMPREHENSIVE LOSS	$(481,202)	$(158,979)

For the six months ended January 31, 2017 and 2016, our revenues were $nil; our cost of goods sold was $nil; and our gross profit was $nil.

For the six months ended January 31, 2017 and 2016, our operating expenses were $478,094 and $158,972, respectively; our net operating loss was $478,094 and $158,972, respectively. Our operating expenses were primarily composed of salaries and wages.

For the six months ended January 31, 2017 and 2016, other comprehensive income and loss was $nil; and our total comprehensive loss was $481,202 and $158,979, respectively.

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

While the officers and directors have generally indicated a willingness to provide services and financial contributions if necessary, there are presently no agreements, arrangements, commitments, or specific understandings, either verbally or in writing, between the officers and directors and Mirage Energy Corporation.

If we are unable to meet our needs for cash from either the stockholders and / or the money that we raise from future financings, or possible alternative sources, then we may be unable to continue, develop, or expand our operations.

We have no plans to undertake any product research and development during the next twelve months.

Liquidity and Capital Resources

Working Capital

	January 31	July 31,
	2017	2016
Current Assets	$46,066	$99,024
Current Liabilities	984,331	496,646
Working Capital (Deficit)	$(938,265)	$(397,622)

Cash Flows

	Six Months Ended
	January 31,
	2017	2016
Cash used in operating activities	$(187,379)	$(22,178)
Cash used in investing activities	$(22,550)	$(3,572)
Cash provided by financing activities	$134,100	$25,750
Cash and cash equivalents on hand	$863	$-

As at January 31, 2017, our Company’s cash balance was $863 compared to $76,165 as at July 31, 2016. The decrease in cash was primarily due to cash used in operating expenses and expenditures for our Mexican and U.S. projects.

As at January 31, 2017, our Company had total liabilities of $984,331 compared with total liabilities of $496,646 as at July 31, 2016. The increase in total liabilities was due to increase of accrued salaries and wages.

As at January 31, 2017, our Company had working capital deficit of $938,265 compared with working capital deficit of $397,622 as at July 31, 2016. The decrease in working capital was primarily attributed to increase of accrued salaries and wages and accumulated costs for our Mexican and U.S. projects.

Cash Flow from Operating Activities

During the six months ended January 31, 2017 and 2016, the Company used $187,379 and $22,178 in cash from operating activities, respectively.

Cash Flow from Investing Activities

During the six months ended January 31, 2017 and 2016, the Company used $22,550 and $3,572 in cash for investing activities, respectively.

Cash Flow from Financing Activities

During the six months ended January 31, 2017 and 2016, the Company was provided with cash of $134,100 and $25,750 by financing activities, respectively.

Going Concern

Our auditors have issued a going concern opinion on our year-end consolidated financial statements ended July 31, 2015 and July 31, 2016. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenses. This is because we have generated limited revenues and have limited operating history. There are no assurances that we will be able to obtain additional financing through either private placements, bank financing or other loans necessary to support our working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended January 31, 2017, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material legal proceedings pending against the Company to the knowledge of management.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As previously reported on Form 8-K filed on January 27, 2017, Mirage Energy Corporation, a Nevada corporation (“Mirage” or the “Company”) entered into an agreement with Mirage’s President and CEO, Mr. Michael Ward, whereby Mirage acquired all of the issued and outstanding shares of 4Ward Resources Inc., a Texas corporation (“4Ward Resources”) from Mr. Ward in exchange for 10 million shares of Mirage’s Common Stock and 10 million shares of Mirage’s Series A Preferred Stock.

The issuance of the shares of common stock grant was made in reliance upon an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The offer and sale represented a private transaction not involving a public offering. As such, the shares may not be offered or sold in the United States unless they are registered under the Securities Act, or an exemption from the registration requirements of the Securities Act is available.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On January 28, 2017, 4Ward Resources, Inc., Mirage Energy Corporation's wholly owned subsidiary, acquired Michael Ward's ninety (90%) percent interest in two Mexican companies. The remaining ten (10%) percent interest was acquired by Mirage Energy Corporation from Patrick Dosser. Together, Mirage Energy and 4Ward Resources own 100% of the two Mexican corporations. The two Mexican corporations are WPF MEXICO PIPELINES, S. de R.L. de C.V., and CENOTE ENERGY S. de R.L. de C.V. Additionally, 4Ward Resources, Inc. acquired all of Michael Ward's interest in WPF TRANSMISSION, INC., a Texas corporation. These transactions were valued at $140,286. These transactions constitute related party transactions. Patrick Dosser is Michael Ward's son.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended January 31, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Condensed Notes to Interim Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2017

Mirage Energy Corporation (Registrant)

By:	/s/ Michael R. Ward	/s/ Michael R. Ward
	Michael R. Ward	Michael R. Ward
	Chief Executive Officer (Principal Executive Officer)	Chief Financial Officer (Principal Accounting Officer)

