Form 10-Q
period 2017-04-30
Mirage Energy Corp
filed 2017-06-23
CIK 1623360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549	OMB APPROVAL
OMB Number: 3235-0070 Expires: September 30, 2018 Estimated average burden hours per response 187.43

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period ended April 30, 2017

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

(210) 858-3970

(Issuer’s telephone number, including area code)

___________________________________________________________

(Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: June 16, 2017 there were 310,190,456 shares of the Company’s common stock, $0.001 par value, issued and outstanding.

MIRAGE ENERGY CORPORATION

(FORMERLY 4WARD RESOURCES, INC.)

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2017

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s 10-K filed with the Securities and Exchange Commission on October 31, 2016 and the financial statements contained in the Company’s Current Report on Form 8-K filed on January 27, 2017. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year ending July 31, 2017.

3

MIRAGE ENERGY CORPORATION

(FORMERLY 4WARD RESOURCES, INC.)

INDEX TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

April 30, 2017

MIRAGE ENERGY CORPORATION

(FORMERLY 4WARD RESOURCES, INC.)

Consolidated Balance Sheets

	April 30,	July 31,
	2017	2016
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$477	$76,165
Loans receivable and salary advances, related parties	-	20,000
Prepaid expenses	6,943	2,859
Total Current Assets	7,420	99,024

Property, plant and equipment, net	6,588	7,774

Other Assets
Deposits	6,920	6,920
U.S. & Mexican projects	112,495	78,445
Total Other Assets	119,415	85,365

TOTAL ASSETS	$133,423	$192,163

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Loans payable, related parties	$219,744	$50,000
Accounts payable and accrued liabilities	274,709	142,896
Accrued salaries and payroll taxes, related parties	691,326	303,750
Total Current Liabilities	1,185,779	496,646

TOTAL LIABILITIES	1,185,779	496,646

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, par value $0.001, 900,000,000 shares authorized, 310,190,456 shares issued and outstanding as of April 30, 2017; 127,864,000 shares issued and outstanding as of July 31, 2016	310,190	127,864
Preferred stock, par value $0.001, 10,000,000 shares authorized, 10,000,000 shares issued and outstanding as of April 30, 2017 and July 31, 2016	10,000	10,000
Additional paid-in capital	66,101	6,215
Accumulated deficit	(1,438,547)	(448,551)
Accumulated other comprehensive loss	(100)	(11)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(1,052,356)	(304,483)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$133,423	$192,163

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MIRAGE ENERGY CORPORATION

(FORMERLY 4WARD RESOURCES, INC.)

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2017	2016	2017	2016

REVENUES	$-	$-	$-	$-
COST OF GOODS SOLD	-	-	-	-
GROSS LOSS	-	-	-	-

OPERATING EXPENSES
General and administrative expenses	467,278	82,370	913,129	239,944
Professional fees	38,510	6,793	70,734	8,190
Total Operating Expenses	505,788	89,163	983,863	248,134

LOSS FROM OPERATIONS	(505,788)	(89,163)	(983,863)	(248,134)

OTHER EXPENSE
Interest expense	3,014	17	6,122	25
Total Other Expense	3,014	17	6,122	25

LOSS BEFORE INCOME TAXES	(508,802)	(89,180)	(989,985)	(248,159)
Income tax recovery	-	-	-	-
Income tax expense	-	-	-	-

NET LOSS	(508,802)	(89,180)	(989,985)	(248,159)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	(100)	-	(100)	-
TOTAL COMPREHENSIVE LOSS	$(508,902)	$(89,180)	$(990,085)	$(248,159)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.01)	$(0.02)
Basic and Diluted Weighted Average Common Shares Outstanding	310,152,928	38,910,915	191,961,783	14,087,479

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MIRAGE ENERGY CORPORATION

(FORMERLY 4WARD RESOURCES, INC.)

Consolidated Statement of Cash Flows

(Unaudited)

	Nine Months Ended
	April 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(990,085)	$(248,159)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation expense	1,186	-
Stock-Based compensation	262,500	-
Changes in operating assets and liabilities
Prepaid expenses	(4,084)	(136)
Accounts payable	46,991	7,520
Accrued expenses	32,399	1,560
Accrued salaries and payroll taxes, related parties	429,576	202,500
Net cash (used) in operating activities	(221,517)	(36,715)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans receivable, related parties	(11,000)	(3,000)
U.S. and Mexican project development costs	(33,941)	(1,426)
Net cash (used) in investing activities	(44,941)	(4,426)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	20,000	41,341
Loans payable, related parties	169,744	-
Net cash provided by financing activities	189,744	41,341

Effects on changes in foreign exchange rate	1,026	-

Net increase (decrease) in cash	(75,688)	200

Cash and cash equivalents - beginning of period	76,165	-

Cash and cash equivalents - end of period	$477	$200

Supplemental Cash Flow Disclosures

NON-CASH TRANSACTIONS:
Net assets assumed in reverse merger	$40,288	$-

Cash paid for interest	$6,122	$25

Cash payments for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MIRAGE ENERGY CORPORATION

(FORMERLY 4WARD RESOURCES, INC.)

Notes to the Consolidated Interim Financial Statements

April 30, 2017

(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Mirage Energy Corporation (formerly Bridgewater Platforms Inc.) (the “Company”) is a Nevada corporation incorporated on May 6, 2014. On May 20, 2014, the Company incorporated a Canadian subsidiary known as Bridgewater Construction Ltd. in Ontario in association with its construction business. Mirage Energy Corporation is based at 900 Isom Rd Suite 306, San Antonio, TX 78216. The Company’s fiscal year end is July 31.

On August 11, 2016, a change in Company control occurred whereby Company affiliate shareholder, Eric Davies, sold 2,500,000 (90,000,000 post split shares) of his Company shares to Michael R. Ward. The sale represented 30% of the Company’s total issued and outstanding common shares. Additionally, Emanuel Oliveira, an affiliate shareholder, sold 774,000 common shares (27,864,033 post split shares) to Mr. Ward and 1,726,000 shares (62,136,075 post split shares) to Choice Consulting, LLC, a Wyoming limited liability company.

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

On January 24, 2017, Mirage Energy Corporation, a Nevada corporation (“Mirage” or the “Company”) entered into an agreement with Mirage’s President and CEO, Mr. Michael Ward, whereby Mirage acquired all of the issued and outstanding shares of 4Ward Resources Inc., a Texas corporation (“4Ward Resources”) from Mr. Ward in exchange for 10,000,000 shares of Mirage’s Common Stock and 10,000,000 shares of Mirage’s Series A Preferred Stock. The acquisition of 4Ward Resources was completed on January 24, 2017. The Series A shares possess 20 votes per share and are convertible into 200,000,000 common shares. Through this acquisition, the Company’s scope of business was expanded to include 4Ward Resource’s development of an integrated Texas/Mexico natural gas pipeline transportation and storage facility in Northeastern Mexico. This transaction was combined with the August 11, 2016 transaction and treated as a reverse merger and recapitalization whereby 4Ward Resources was determined to be the accounting acquirer under ASC 805 and assumed $40,288 of net assets of Mirage.

Total ownership of a majority of the Company’s issued and outstanding common shares as a result of these transactions is as follows:

Michael R. Ward	127,864,000	41.3%
Choice Consulting, LLC	62,136,000	20.1%

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Financial Statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States.

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s 8-K filed with the Securities and Exchange Commission on January 27, 2017.

Basis of Consolidation

These financial statements include the accounts of the Company and its wholly owned subsidiaries, 4Ward Resources, Inc., Cenote Energy, S. de R.L. de C.V., WPF Transmission, Inc., and WPF Mexico Pipelines, S. de R.L. de C.V. All material intercompany balances and transactions have been eliminated.

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had a net loss of $990,085 and had net cash used in operations of $221,517 for the nine months ended April 30, 2017 and had an accumulated deficit and working capital deficit of $1,438,547 and $1,178,359 at that date. The Company has not established an ongoing source of revenues sufficient to cover its operating cost, and requires additional capital to commence its operating plan. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about its ability to continue as a going concern.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan to obtain such resources for the Company may include, but not be limited to: sales of equity instruments; traditional financing, such as loans; sale of participation interests and obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

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

On January 28, 2017, 4Ward Resources, Inc., Mirage Energy Corporation’s wholly owned subsidiary, acquired Michael Ward’s ninety (90%) percent interest in two Mexican companies. The remaining ten (10%) percent interest was acquired by Mirage Energy Corporation from Patrick Dosser. Patrick Dosser is Michael Ward’s son.

Together, Mirage Energy and 4Ward Resources own 100% of the two Mexican corporations. The two Mexican corporations are WPF MEXICO PIPELINES, S. de R.L. de C.V., and CENOTE ENERGY S. de R.L. de C.V. Additionally, 4Ward Resources acquired all of Michael Ward’s interest in WPF TRANSMISSION, INC., a Texas corporation. These transactions were valued at their carry over basis of $140,286, representing $99,821 expended on behalf of these companies by 4Ward Resources, $1,500 expended by Mr. Michael Ward to be reimbursed by 4Ward Resources and $38,965 whose vendor payments will be assumed or paid by 4Ward Resources. These transactions were accounted for as a merger of entities under common control under ASC 805-50 whereby the financial information has been combined from the first day of the first period presented similar to a pooling of interest.

The CEO of the Company and two other members of management were advanced a total $22,000, during the nine months ending April 30, 2017. These advances increased the total advances to $42,000. As of April 30, 2017 and 2016, the CEO and two other members of management had earned accrued unpaid salary in the amount of $702,250, from June 24, 2015 until April 30, 2017. Accrued salaries of $702,250 combined with accrued payroll taxes of $31,076 is netted with advances of $42,000 for a total accrued related party salaries and payroll tax of $691,326 for the nine months ended.

Also, a company owned by the spouse of the CEO provided an additional loan of $137,600 to 4Ward Resources, Inc. during the nine months. This additional loan increased the total loan amount to $187,600. Additionally $32,144 is owed to Mr. Michael Ward for monies outlaid on behalf of the Company.

NOTE 5 - EQUITY

On February 2, 2017, the Company offered and sold 40,000 shares of common stock to accredited investor for $20,000.

On March 8, 2017, the Company authorized a stock grant of 50,000 common shares to each of three members of the board of directors totaling 150,000 shares of common stock valued at $1.75 per share as director compensation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Except for historical information, this report contains certain forward-looking statements. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the “Current Business” and “Risk Factors” sections in our Form 8-K, as filed on January 27, 2017. You should carefully review the risks described in our documents we file from time to time with the Securities and Exchange Commission (“SEC”). You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

The purpose of acquiring 4Ward Resources, Inc., a Texas corporation, was for the Company to enter into the natural gas sale, pipeline, and storage business. The Company intends to develop an integrated pipeline and natural gas storage facility in Mexico and the United States. The Company, through its subsidiary, is in the process of preparing to file the necessary permits in Mexico and the United States.

Results of Operations

The following table provides selected financial data about our Company as of April 30, 2017 and July 31, 2016.

	April 30, 2017	July 31, 2016
Cash and cash equivalents	$477	$76,165
Total assets	$133,423	$192,163
Total liabilities	$1,185,779	$496,646
Stockholders’ deficit	$(1,052,356)	$(304,483)

Three Months ended April 30, 2017 and 2016

The following table provides the results of operations for the three months ended April 30, 2017 and 2016:

	Three Months Ended
	April 30,
	2017	2016

REVENUES	$-	$-
COST OF GOODS SOLD	-	-
GROSS LOSS	-	-

OPERATING EXPENSES
General and administrative expenses	467,278	82,370
Professional fees	38,510	6,793
Total Operating Expenses	505,788	89,163

LOSS FROM OPERATIONS	(505,788)	(89,163)

OTHER EXPENSE
Interest expense	3,014	17
Total Other Expense	3,014	17

LOSS BEFORE INCOME TAXES	(508,802)	(89,180)
Income tax recovery	-	-
Income tax expense	-	-

NET LOSS	(508,802)	(89,180)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	(100)	-
TOTAL COMPREHENSIVE LOSS	$(508,902)	$(89,180)

For the three months ended April 30, 2017 and 2016, our revenues were $nil, our cost of goods sold was $nil, and our gross loss was $nil.

For the three months ended April 30, 2017 and 2016, our operating expenses were $505,788 and $89,163, respectively; our net losses were $508,802 and $89,180, respectively; other comprehensive loss were $100 and $nil, respectively; and our total comprehensive loss was $508,902 and $89,180, respectively.

Our operating expenses were primarily composed of salaries and wages and directors fees.

Nine Months ended April 30, 2017 and 2016

The following table provides the results of operations for the nine months ended April 30, 2017 and 2016:

	Nine Months Ended
	April 30,
	2017	2016

REVENUES	$-	$-
COST OF GOODS SOLD	-	-
GROSS LOSS	-	-

OPERATING EXPENSES
General and administrative expenses	913,129	239,944
Professional fees	70,734	8,190
Total Operating Expenses	983,863	248,134

LOSS FROM OPERATIONS	(983,863)	(248,134)

OTHER EXPENSE
Interest expense	6,122	25
Total Other Expense	6,122	25

LOSS BEFORE INCOME TAXES	(989,985)	(248,159)
Income tax recovery	-	-
Income tax expense	-	-

NET LOSS	(989,985)	(248,159)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	(100)	-
TOTAL COMPREHENSIVE LOSS	$(990,085)	$(248,159)

For the nine months ended April 30, 2017 and 2016, our revenues were $nil; our cost of goods sold was $nil; and our gross loss was $nil.

For the nine months ended April 30, 2017 and 2016, our operating expenses were $983,863 and $248,134, respectively; our net operating loss was $983,863 and $248,134, respectively. Our operating expenses were primarily composed of salaries and wages and director fees.

For the nine months ended April 30, 2017 and 2016, other comprehensive loss was $100 and $nil, respectively; and our total comprehensive loss was $990,085 and $248,159, respectively.

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

We have no plans to undertake any product research and development during the next twelve months.

Liquidity and Capital Resources

Working Capital

	April 30,	July 31,
	2017	2016
Current Assets	$7,420	$99,024
Current Liabilities	1,185,779	496,646
Working Capital (Deficit)	$(1,178,359)	$(397,622)

Cash Flows

	Nine Months Ended
	April 30,
	2017	2016
Cash (used) in operating activities	$(221,517)	$(36,715)
Cash (used) in investing activities	$(44,941)	$(4,426)
Cash provided by financing activities	$189,744	$41,341
Cash and cash equivalents on hand	$477	$200

As at April 30, 2017, our Company’s cash balance was $477 compared to $76,165 as at July 31, 2016. The decrease in cash was primarily due to cash used in operating expenses and expenditures for our Mexican and U.S. projects.

As at April 30, 2017, our Company had total current liabilities of $1,185,779 compared with total current liabilities of $496,646 as at July 31, 2016. The increase in total liabilities was due to increase of accrued salaries and wages and director fees.

As at April 30, 2017, our Company had working capital deficit of $1,178,359 compared with working capital deficit of $397,622 as at July 31, 2016. The decrease in working capital was primarily attributed to increase of accrued salaries and wages and accumulated costs for our Mexican and U.S. projects.

Cash Flow from Operating Activities

During the nine months ended April 30, 2017 and 2016, the Company used $221,517 and $36,715 in cash from operating activities, respectively.

Cash Flow from Investing Activities

During the nine months ended April 30, 2017 and 2016, the Company used $44,941 and $4,426 in cash for investing activities, respectively.

Cash Flow from Financing Activities

During the nine months ended April 30, 2017 and 2016, the Company was provided with cash of $189,744 and $41,341 by financing activities, respectively.

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

Item 4. Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended April 30, 2017, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material legal proceedings pending against the Company to the knowledge of management.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 2, 2017, the Company offered and sold 40,000 shares of common stock to accredited investor for $20,000.

On March 8, 2017, the Company authorized a stock grant of 50,000 common shares to each of three members of the board of directors totaling 150,000 shares of common stock valued at $1.75 per share as director compensation.

The authorization and issuance of the shares of common stock was made in reliance upon an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “ Securities Act ”). The offer, sale and grant represented private transactions not involving a public offering. As such, the shares may not be offered or sold in the United States unless they are registered under the Securities Act, or an exemption from the registration requirements of the Securities Act is available.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter, the Company sold all of its equity interest in Bridgewater Construction, Ltd. to Emanuel Oliveira in exchange for the satisfaction of the Company’s debt to Oliveira in the amount of $759. The effective date of the transaction was February 1, 2017.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended April 30, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Condensed Notes to Interim Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 23, 2017

Mirage Energy Corporation (Registrant)

By:	/s/ Michael R. Ward	/s/ Michael R. Ward
	Michael R. Ward	Michael R. Ward
	Chief Executive Officer (Principal Executive Officer)	Chief Financial Officer (Principal Accounting Officer)

