Form 10-K
period 2017-07-31
Mirage Energy Corp
filed 2017-11-30
CIK 1623360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended July 31, 2017

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from __________ to __________.

Commission File Number: 000-55690

MIRAGE ENERGY CORPORATION
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Nevada	33-1231170
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.

900 Isom Rd., Ste. 306, San Antonio, TX 78216

(Address of Principal Executive Offices) (Zip Code)

Registrant’s Telephone Number, including Area Code: (210) 858-3970

Securities Registered Pursuant of Section 12(b) of the Act: None

Securities Registered Pursuant of Section 12(g) of the Act: Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark of the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on January 31, 2017, the last business day of the registrant’s second completed fiscal quarter, based on the last reported trading price of the registrant’s common stock on the Over the Counter was $1.30. The sum excludes the shares held by officers, directors, and stockholders whose ownership exceeded 10% of the outstanding shares at January 31, 2017, in that such person may be deemed affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of November 20, 2017, there were 310,190,456 shares of the Company’s common stock, $0.001 par value, issued and outstanding.

MIRAGE ENERGY CORPORATION

FORM 10-K

July 31, 2017

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) contains forward looking statements that involve risks and uncertainties, principally in the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All statements other than statements of historical fact contained in this Annual Report, including statements regarding future events, our future financial performance, business strategy, and plans and objectives of management for future operations, are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Risk Factors” or elsewhere in this Report, which may cause our or our industry’s actual results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. New risks emerge from time to time and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements.

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short term and long term business operations, and financial needs. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Report, and in particular, the risks discussed below and under the heading “Risk Factors” and those discussed in other documents we file with the Securities and Exchange Commission that are incorporated into this Report by reference. The following discussion should be read in conjunction with the consolidated financial statements and notes included herewith. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statement.

You should not place undue reliance on any forward-looking statement, each of which applies only as of the date of this Report. You should be aware that the occurrence of the events described in the section entitled “Risk Factors” and elsewhere in this Report could negatively affect our business, operating results, financial condition and stock price. Except as required by law, we undertake no obligation to update or revise publicly any of the forward-looking statements after the date of this Annual Report to conform our statements to actual results or changed expectations.

ITEM 1. Business

Mirage Energy Corporation (the “Company”) was incorporated in the State of Nevada on May 6, 2014 as Bridgewater Platforms, Inc. On November 7, 2016, the Company filed Articles of Merger with the Nevada Secretary of State whereby it entered into a statutory merger with its wholly owned subsidiary, Mirage Energy Corporation, pursuant to Nevada Revised Statutes. The effect of the merger was that the Company is the surviving entity and changed its name to “Mirage Energy Corporation”.

On January 24, 2017, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Michael R. Ward, the sole director of the Company, whereby on the same date the Company issued 10,000,000 shares of its Common Stock and 10,000,000 shares of Series A Preferred Stock in exchange for 100% of the issued and outstanding equity interests of 4Ward Resources Inc., a Texas corporation (“4Ward Resources”). The acquisition was completed on January 24, 2017.

The purpose of acquiring 4Ward Resources was for the Company to enter into the natural gas sale, pipeline, and storage business. The Company intends to develop an integrated pipeline and natural gas storage facility in Mexico and the United States.

The Company is in the process of preparing to obtain the necessary permits in Mexico and the United States.

Mirage, through its wholly owned subsidiaries, intends to develop an integrated pipeline and natural gas storage facility in Mexico and the United States. These pipelines will consist of the following components:

MEXICO PIPELINES:

PROGRESO PIPELINE: The planned pipeline will consist of 27 miles of 36” diameter pipe operated by WPF MEXICO PIPELINES, S. de R.L. de C.V. The pipeline will have a planned capacity to move 500 million cubic feet of natural gas per day to one or more compressor stations or to Mexican end-issuer markets.

ARGUELLES PIPELINE: The Arguelles Pipeline will consist of 84 miles of 36” diameter pipeline to be operated by WPF MEXICO PIPELINES, S. de R.L. de C.V. The pipeline will have the planned capacity to move 500 million cubic feet per of natural gas per day to one or more compressor stations or to Mexican end-user markets.

MEXICO UNDER GROUND NATURAL GAS STORAGE:

The proposed natural gas storage facility will be the first underground storage facility in the country of Mexico. Such a facility will give Mexico the ability to (1) balance peak loads by consumers, (2) implement price arbitrage on natural gas, (3) enable Mexico to create a Mexican natural gas hub for gas pricing thereby giving Mexico an alternative natural gas supply rather than limiting its choice to the natural gas spot market. The planned natural gas storage facility within their country will give Mexico a secure natural gas supply for approximately one year in the event all gas supplies were shut off from outside sources. This planned facility will be constructed in a depleted natural gas reservoir. We anticipate that the reservoir will have a capacity to store approximately 786 BCF (Billion Cubic Feet) of natural gas.

The planned storage facility will be designed with 70,000 BHP of compression utilizing 14 compressors for gas injection into the reservoir. Once constructed, we plan that our subsidiary, CENOTE ENERGY S. de R.L. de C.V., will operate the facility.

INTERNATIONAL PIPELINE CROSSING:

PROGRESO CROSSING: The planned Progresso crossing will be subject to a Presidential Permit for boring underneath the Rio Grande River. A 40” bore hole under the river will provide the channel through which the 36” pipe will be pulled. The proposed ownership on US side of river will be held by WPF TRANSMISSION, INC. and on the MEXICO side of the river will be held by WPF MEXICO PIPELINES S. de R.L. de C.V.

ARGUELLES CROSSING: The planned Argeuelles crossing will be subject to a Presidential Permit for boring underneath the Rio Grande River with another 40” boring with 36” pipe being pulled thru underneath the river through the bore hole. Ownership on US side of river will be held by WPF TRANSMISSION, INC. and on the MEXICO side of the river held by WPF MEXICO PIPELINES S. de R.L. de C.V.

UNITED STATES PIPELINES:

The planned CONCHO Pipeline will consist of 95 miles of 36” pipeline with the capacity to transport 500MMCFPD. WPF TRANSMISSION, INC. will own and operate this pipeline.

The COCHISE pipeline will consist of 68 miles of 36” pipeline with the capacity to transport 500MMCFPD. WPF TRANSMISSION, INC. will own and operate this pipeline.

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

During 2017, the Company decided to focus all of its efforts on its planned gas pipeline and storage enterprises and therefore sold its subsidiary, Bridgewater Construction, Ltd., to Emanuel Oliveira in exchange for the satisfaction of a debt obligation owed to Mr. Oliveira. The effective date of the transaction was February 1, 2017.

Competition

Proposed Pipeline Operations

Our proposed pipelines face competition from a number of sources, including major oil companies and other common carrier pipelines. Generally, pipelines are the lowest-cost method for long-haul commodity movements. Therefore, the most significant competitors for large volume shipments are other pipelines.

Competition among pipelines is based primarily on access to commodity supply, market demand, and transportation charges offered for commodity movements. In addition, in areas where additional infrastructure is needed to accommodate production needs, we will compete with other pipeline providers to offer the necessary transportation services to meet market demand.

In addition to competition from other pipelines, we face competition from trucks and rail that deliver products in a number of areas that we serve. While their costs may not be competitive for longer hauls or large volume shipments, these sources of transportation compete effectively for incremental and marginal volume in many areas where such means of transportation are prevalent.

U.S. GOVERNMENT REGULATION

Safety Regulation

Our planned U.S. pipelines will be subject to United States Department of Transportation (“DOT”) regulations and to regulations under comparable state statutes relating to the design, installation, testing, construction, operation, replacement and management of pipeline facilities.

DOT regulations require operators of hazardous liquid interstate pipelines to develop and follow a program to assess the integrity of all pipeline segments that could affect designated “high consequence areas,” including: high population areas, drinking water and ecological resource areas that are unusually sensitive to environmental damage from a pipeline release, and commercially navigable waterways. We will prepare our own written Integrity Management Program, identified the line segments that could impact high consequence areas, and completed a full assessment of these segments as prescribed by the regulations.

Environmental Regulation

General

Our planned operations will be subject to complex federal, state, and local laws and regulations relating to the protection of health and the environment, including laws and regulations which govern the handling and release of hydrocarbon materials, some of which are discussed below. Violations of environmental laws or regulations can result in the imposition of significant administrative, civil and criminal fines and penalties and, in some instances, injunctions banning or delaying certain activities.

There are will also be risks of accidental hydrocarbon releases into the environment associated with our planned future operations, such as potential releases of hazardous substances from our planned pipelines or storage facility. To the extent an event were not covered by insurance policies, such accidental releases could subject us to substantial liabilities arising from emergency response, environmental cleanup and restoration costs, claims made by neighboring landowners and other third parties for personal injury and property damage, and fines or penalties for any related violations of environmental laws or regulations.

Rate Regulation

General Interstate Regulation

Interstate common carrier pipeline operations are subject to rate regulation by the Federal Energy Regulatory Commission (FERC) under the Interstate Commerce Act, the Energy Policy Act of 1992, and related rules and orders. The Interstate Commerce Act requires that tariff rates for petroleum pipelines be “just and reasonable” and not unduly discriminatory.

Intrastate Regulation

Some of our planned pipeline operations will be subject to regulation by the Railroad Commission of Texas (“Texas RRC”). The applicable state statute will require that our planned pipeline rates be nondiscriminatory and provide no more than a fair return on the aggregate value of the pipeline property used to render services. State commissions generally have not initiated an investigation of rates or practices of petroleum pipelines in the absence of shipper complaints. Complaints to state agencies have been infrequent and are usually resolved informally. Although management cannot be certain that our intrastate rates ultimately would be upheld if challenged, we believe that, given this history, the tariffs now in effect are not likely to be challenged or, if challenged, are not likely to be ordered to be reduced.

MEXICO GOVERNMENT REGULATION

In 2013 Mexico commenced its initiative on energy reform. A new legal regulatory framework was instituted by amending Mexico’s Federal Constitution. Mexico’s underlying regulatory laws and administrative regulations continue to be developed in regard to the oil and gas industry. The public policy behind this energy reform is to increase Mexico’s oil and gas production through exploration and extraction contracts, as well as by increasing midstream and downstream infrastructure.

Prior to this reform, all of Mexico’s hydrocarbon activities were reserved to the state-owned company PEMEX. This reform will now permit private companies to participate in the exploration and extraction of gas resources through bidding procedures. All underground hydrocarbons remain the property of Mexico. There is no private ownership of hydrocarbons in Mexico.

Mexico’s domestic production of natural gas does not meet the national demand. Additional natural gas is imported.

Mirage has proposed to focus its core business development of the midstream infrastructure with its proposed pipelines and storage facility.

Hydrocarbon Regulation

In Mexico, four regulatory bodies are responsible for regulation of hydrocarbon activities. These are (1) the Energy Ministry (SENER), (2) the National Hydrocarbon Commission (CNH), (3) the Energy Regulatory Commission (CRE), and (4) the National Agency of Industrial Safety and Environmental Protection of the Hydrocarbons Sector (ASEA).

Natural Gas Regulation

Natural gas activities are supervised and regulated by the CRE and the National Center for Natural Gas Control (CENAGAS). The CRE is the regulatory governmental body that issues permits related to gas activities. Additionally, the CRE supervises and oversees compliance with applicable laws, regulations and official Mexican standards, which includes, but is not limited to tariffs, pipelines and storage operations. CENAGAS was established to manage, administer and operate the National Natural Gas Transportation and Storage System with the view to ensure continuity and safety in natural gas activities throughout Mexico. ASEA supervises the health, safety and environmental protection of all natural gas activities throughout Mexico.

Lease, License, Concession Term

According to the hydrocarbon legal framework rights to oil and gas depend on the particular contractual plan applicable to the particular activities. We expect that our proposed natural gas storage field, if permitted, would be subject to a license contract.

Taxes and Fees

Taxes and fees payable to Mexico will be governed by the license contract.

Liability

The license contract will provide for performing all environmental obligations, commitments and conditions as may be required by applicable law, best industry practices and environmental permits. The contractor will be responsible for all environmental damage.

Restrictions

License contracts may contain restrictions concerning the creation of liens or other ownership encumbrances arising from contracts or materials, the selling or assigning, transferring, conveying or otherwise disposing of any rights or participation interests or other contractual obligations. There may also be restrictions on changes in control of the contracting entity. In many cases, the prior written consent of the CNH may be required.

Title to Properties

None.

Employees

The Company has six employees comprised of its three named executive officers, one administrative and two accounting employees.

Access to Company Reports

We file periodic reports, information statements and other information with the SEC in accordance with the requirements of the Securities Exchange Act of 1934, as amended. We link our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to such reports free of charge through our corporate website at www.mirageenergycorp.com to the SEC’s EDGAR repository. Within the time period required by the SEC, we will post on our website, any modifications to the code of ethics for our CEO and senior financial officers and any waivers applicable to senior officers as defined in the applicable code, as required by the Sarbanes-Oxley Act of 2002. You may also read and copy any document we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. One may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, our reports and information statements, and our other filings are also available to the public over the Internet at the SEC’s website at www.sec.gov. Unless specifically incorporated by reference in this Annual Report on Form 10-K, information that you may find on our website is not part of this report.

ITEM 1A. Risk Factors

YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS AND ALL OTHER INFORMATION CONTAINED IN THIS ANNUAL REPORT BEFORE PURCHASING OR INVESTING IN THE COMPANY. INVESTING IN OUR CAPITAL STOCK INVOLVES A HIGH DEGREE OF RISK. IF ANY OF THE FOLLOWING EVENTS OR OUTCOMES ACTUALLY OCCURS, OUR BUSINESS OPERATING RESULTS AND FINANCIAL CONDITION WOULD LIKELY SUFFER. AS A RESULT, THE TRADING PRICE OF OUR CAPITAL STOCK COULD DECLINE, AND YOU MAY LOSE ALL OR PART OF THE MONEY YOU PAID TO PURCHASE OUR CAPITAL STOCK.

Risks Related to Operating our Planned Business

Our planned business is dependent on the supply of and demand for the commodity that we plan to handle.

Our planned pipelines and other planned assets and facilities depend in part on continued production of natural gas in the geographic areas that they are expected to serve. Our business also depends in part on the level of demand for natural gas in the geographic areas to which our planned pipelines are expected to service, and the ability and willingness other parties to supply such demand.

Implementation of new regulations or changes to existing regulations affecting the energy industry could reduce production of and/or demand for natural gas, increase our costs and have a material adverse effect on our results of operations and financial condition. We cannot predict the impact of future economic conditions, fuel conservation measures, alternative fuel requirements, governmental regulation or technological advances in fuel economy and energy generation devices, all of which could reduce the production of and/or demand for natural gas.

We are subject to startup company risks.

The Company has a limited operating history and has primarily engaged in operations relating to the development of its business plan. We are subject to many of the risks common to such enterprises, including the ability of the Company to implement its business plan, market acceptance of its proposed business, under-capitalization, cash shortages, limitations with respect to personnel, financing and other resources, and uncertainty of the Company’s ability to generate revenues. There can be no assurance that the Company’s activities will be successful or result in significant revenues or profit for the Company, and the likelihood of the Company’s success must be considered in the light of the stage in its development. The Company believes it has engaged professionals and consultants experienced in the type of business contemplated by the Company; however, there can be no assurance that the predictions, opinions, analyses, or conclusions of such professionals will prove to be accurate. In addition, no assurance can be given that the Company will be able to consummate its business strategy and plans or that financial or other limitations may not force the Company to modify, alter, significantly delay, or significantly impede the implementation of such plans or the Company’s ability to continue operations. If the Company is unable to successfully implement its business strategy and plans, investors may lose their entire investment in the Company.

Potential investors should also be aware of the difficulties normally encountered developing a midstream energy company. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the inception of the enterprise that we plan to undertake.

Financial distress experienced by our future customers or other counterparties could have an adverse impact on us in the event they are unable to pay us for the products or services we provide or otherwise fulfill their obligations to us.

We are exposed to the risk of loss in the event of nonperformance by our future customers or other counterparties. Some of these counterparties may be highly leveraged and subject to their own operating, market and regulatory risks, and some are experiencing, or may experience in the future, severe financial problems that have had or may have a significant impact on their creditworthiness.

Counterparties to any agreements with us may default on their obligations to us or file for bankruptcy protection. If a counterparty files for bankruptcy protection, we likely would be unable to collect all, or even a significant portion, of amounts that they owe to us. Counterparty defaults and bankruptcy filings could have a material adverse effect on our business, financial position, results of operations or cash flows. Furthermore, in the case of financially distressed customers, such events might force such customers to reduce or curtail their future use of our products and services, which could have a material adverse effect on our results of operations, financial condition, and cash flows.

We anticipate significant future capital needs and the availability of future capital is uncertain.

The Company has experienced negative cash flows from operations since its inception. The Company will be required to spend substantial funds to develop its business plans. The Company will need to raise additional capital. The Company’s capital requirements will depend on many factors, primarily relating to the problems, delays, expenses and complications frequently encountered by development stage companies; the progress of the Company’s permitting and development programs; the costs and timing of seeking regulatory approvals of the Company’s planned activities; and changes in economic, regulatory, or competitive conditions or the Company’s planned business. To satisfy its capital requirements, the Company may seek to raise funds in the public or private capital markets. The Company may seek additional funding through corporate collaborations and other financing vehicles. There can be no assurance that any such funding will be available to the Company, or if available, that it will be available on acceptable terms. If adequate funds are not available, the Company may be required to curtail significantly one or more of its research or development programs or it may be required to obtain funds through arrangements with future collaborative partners or others that may require the Company to relinquish interests in its properties. If the Company is successful in obtaining additional financing, the terms of the financing may have the effect of diluting or adversely affecting the holdings or the rights of the holders of Common Stock.

There is substantial doubt as to our ability to continue as a going concern.

Our financial results for the fiscal year ending July 31, 2017 show substantial losses. As of July 31, 2017, the Company had an Accumulated Deficit of ($1,843,358). For the fiscal years ending July 31, 2017 and July 31, 2016, the Company had losses of $1,394,807 and $410,661, respectively. The accompanying financial statements have been prepared in conformity with the generally accepted accounting principles in the United States of America which contemplates the Company as a going concern. The Company has sought out additional investment to raise additional funds. However, there are no assurances that the Company will continue as a going concern without obtaining additional funding. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Our independent auditors, MaloneBailey, LLP, have expressed substantial doubt about our ability to continue as a going concern given our recurring losses from operations and net stockholder’s deficit. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. We may be subject to product liability or breach of contract claims if our products do not work as represented.

Our operating results may be adversely affected by unfavorable economic and market conditions.

Economic conditions worldwide have from time to time contributed to slowdowns in several industries, including the oil and gas industry, resulting in reduced demand and increased price competition for our planned products and services. Volatility in commodity prices or changes in markets for a given commodity might also have a negative impact on many of our customers, which in turn could have a negative impact on their ability to meet their obligations to us. In addition, decreases in the price of natural gas may have a negative impact on our operating results and cash flow.

Our ability to begin and complete construction on our planned project may be inhibited by difficulties in obtaining permits and rights-of-way, public opposition, cost overruns, inclement weather and other delays.

A variety of factors outside of our control, such as difficulties in obtaining permits and rights-of-way or other regulatory approvals that can be exacerbated by public opposition to our planned project may cause delays in our ability to begin construction of our planned project. Inclement weather, natural disasters and delays in performance by third-party contractors, may result in increased costs or delays in construction. Significant cost overruns or delays could have a material adverse effect on our return on investment, results of operations and cash flows and could result in cancellation of the planned project or limit our ability to pursue other opportunities.

Additionally, we must obtain and maintain the required permits and rights to construct and operate pipelines on other owners’ land. We may not be able to obtain the required permits or rights at all, or obtaining the required permits and rights may take longer than anticipated, which could cause us to not be able to complete the planned project.

We face competition from other pipelines and other forms of transportation into the area we intend to serve as well as with respect to the supply for our pipeline systems.

Any current or future pipeline system or other form of transportation that delivers natural gas into the area that our planned pipelines would serve could offer transportation services that are more desirable than those we intend to provide because of price, location, facilities or other factors. We also could experience competition for the supply of natural gas from both existing and proposed pipeline systems.

Commodity transportation and storage activities involve numerous risks that may result in accidents or otherwise adversely affect our operations.

There are a variety of hazards and operating risks inherent to transportation and storage of natural gas and other products, such as leaks, releases, explosions, mechanical problems and damage caused by third parties. These risks could result in serious injury and loss of human life, significant damage to property and natural resources, environmental pollution and impairment of operations, any of which also could result in substantial financial losses. For pipeline and storage assets located near populated areas, including residential areas, commercial business centers, industrial sites and other public gathering areas, the level of damage resulting from these risks may be greater. Incidents that cause an interruption of service, such as when unrelated third party construction damages a pipeline or a newly completed expansion experiences a weld failure, may negatively impact our revenues and cash flows while the affected asset is temporarily out of service.

Terrorist attacks or “cyber security” events, or the threat of them, may adversely affect our business.

The U.S. government has issued public warnings that indicate that pipelines and other infrastructure assets might be specific targets of terrorist organizations or “cyber security” events. These potential targets might include our planned pipeline or operating systems. A cyber security event could affect our ability to operate or control our facilities or disrupt our operations; also, customer information could be stolen. The occurrence of one of these events could cause a substantial decrease in revenues and cash flows, increased costs to respond or other financial loss, damage to our reputation, increased regulation or litigation or inaccurate information reported from our operations. There is no assurance that adequate cyber sabotage and terrorism insurance will be available at rates we believe are reasonable in the near future. These developments may subject our planned operations to increased risks, as well as increased costs, and, depending on their ultimate magnitude, could have a material adverse effect on our business, results of operations and financial condition.

Hurricanes and other natural disasters could have an adverse effect on our planned business, financial condition and results of operations.

Our planned pipelines and other assets are located in areas that are susceptible to hurricanes and other natural disasters. These natural disasters could potentially damage or destroy our planned assets and disrupt the supply of the product we expect to transport. Natural disasters can similarly affect the facilities of our potential customers. In either case, losses could exceed our insurance coverage, if any, and our business, financial condition and results of operations could be adversely affected, perhaps materially.

Our planned business requires the retention and recruitment of a skilled workforce, and the loss of such workforce could result in the failure to implement our business plans.

Our planned operations and management require the recruitment and retention of a skilled workforce, including engineers, technical personnel and other professionals. We expect to compete with other companies in the energy industry for this skilled workforce. If we are unable to recruit new employees with the required knowledge and experience, our business could be negatively impacted. In addition, we would experience increased allocated costs to retain and recruit these professionals.

If we are unable to retain our President, our ability to execute our business strategy, including our growth strategy, may be hindered.

Our success depends in part on the performance of and our ability to retain our President, Michael Ward. Mr. Ward has been responsible for developing our strategy. If we are not successful in retaining Mr. Ward, or replacing him, our business, financial condition or results of operations could be adversely affected. We do not maintain key personnel insurance.

Risks Related to Regulation

New regulations, rulemaking and oversight, as well as changes in regulations, by regulatory agencies having jurisdiction over our planned operations could adversely impact our earnings, cash flows and operations.

Our planned assets and operations are subject to regulation and oversight by federal, state, and local regulatory authorities. Regulatory actions taken by these agencies have the potential to adversely affect our future profitability. Regulation affects almost every part of our planned business and extends to such matters as (i) the contracts for service we expect to enter into with customers; (ii) the certification and construction of new facilities; (iii) the integrity, safety and security of facilities and operations; (iv) the acquisition, extension, disposition or abandonment of services or facilities; (v) reporting and information posting requirements; (vi) the maintenance of accounts and records; and (vii) relationships with companies involved in various aspects of the natural gas and energy businesses.

Should we fail to comply with any applicable statutes, rules, regulations, and orders of such regulatory authorities, we could be subject to substantial penalties and fines. Furthermore, new laws or regulations sometimes arise from unexpected sources. New laws or regulations, or different interpretations of existing laws or regulations, including unexpected policy changes, applicable to us or our planned assets could have a material adverse impact on our business, financial condition and results of operations.

Environmental, health and safety laws and regulations could expose us to significant costs and liabilities.

Our planned operations are subject to federal, state, and local laws, regulations and potential liabilities arising under or relating to the protection or preservation of the environment, natural resources and human health and safety. Such laws and regulations affect many aspects of our planned operations, and generally require us to obtain and comply with various environmental registrations, licenses, permits, inspections and other approvals. Liability under such laws and regulations may be incurred without regard to fault under CERCLA, the Resource Conservation and Recovery Act, the Federal Clean Water Act or analogous state or other laws for the remediation of contaminated areas. Private parties also may have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with such laws and regulations or for personal injury or property damage. Our insurance may not cover all environmental risks and costs and/or may not provide sufficient coverage in the event an environmental claim is made against us.

Failure to comply with these laws and regulations also may expose us to civil, criminal and administrative fines, penalties and/or interruptions in our operations that could influence our business, financial position, results of operations and prospects.

Further, we cannot ensure that such existing laws and regulations will not be revised or that new laws or regulations will not be adopted or become applicable to us. There can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation, and actual future expenditures may be different from the amounts we currently anticipate. Revised or additional regulations that result in increased compliance costs or additional operating restrictions, particularly if those costs are not fully recoverable from our customers, could have a material adverse effect on our business, financial position, results of operations and prospects.

Risks Relating to an Investment in our Securities

If we fail to maintain effective internal controls over financial reporting, the price of our common stock may be adversely affected.

We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. Any failure of these controls could also prevent us from maintaining accurate accounting records and discovering accounting errors and financial frauds. Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting. The standards that must be met for management to assess the internal control over financial reporting as effective are complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. If we cannot assess our internal control over financial reporting as effective, investor confidence and share value may be negatively impacted.

In addition, management’s assessment of internal controls over financial reporting has identified weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting, disclosure of management’s assessment of our internal controls over financial reporting, or disclosure of our public accounting firm’s attestation to or report on management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the public markets and public reporting. For example, on January 30, 2009, the SEC adopted rules requiring companies to provide their financial statements in interactive data format using the eXtensible Business Reporting Language, or XBRL. We currently have to comply with these rules. Our management team will need to invest significant management time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

Because of the early stage of development and the nature of our business, our securities are considered highly speculative.

Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of its development. We have not generated any revenues nor have we realized a profit from our planned operations to date and there is little likelihood that we will generate any revenues or realize any profits in the short term. Any profitability in the future from our business will be dependent upon our ability to build our planned pipelines and other related facilities and enter into contracts for the purchase and sale of natural gas. Since we have not generated any revenues, we will have to raise additional monies through the sale of our equity securities or debt in order to continue our business operations.

We may, in the future, issue additional common shares that would reduce investors’ percent of ownership and may dilute our share value.

The future issuance of common shares may result in substantial dilution in the percentage of our common shares held by our then existing stockholders. We may value any common shares issued in the future on an arbitrary basis. The issuance of common shares for future services or acquisitions or other corporate actions may have the effect of diluting the value of the common shares held by our investors, and might have an adverse effect on any trading market for our common shares.

Broker-dealers may be discouraged from effecting transactions in our shares because they are considered penny stocks and are subject to the penny stock rules; thereby, potentially limiting the liquidity of our shares.

Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934, as amended, impose sales practice and disclosure requirements on NASD broker-dealers who make a market in “penny stocks”. A penny stock generally includes any non-NASDAQ equity security that has a market price of less than $5.00 per share. Our shares are quoted on the OTC PINK; however none of our shares have ever traded. NASD broker-dealers who act as market makers for our shares generally facilitate purchases and sales of our shares. The additional sales practice and disclosure requirements imposed upon broker-dealers may discourage broker-dealers from effecting transactions in our shares, which could severely limit the market liquidity of the shares and impede the sale of our shares in the secondary market.

Under the penny stock regulations, a broker-dealer selling penny stock to anyone other than an established customer or “accredited investor” (generally, an individual with net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse) must make a special suitability determination for the purchaser and must receive the purchaser’s written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt.

In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities. Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer’s account and information with respect to the limited market in penny stocks.

Our common stock may experience extreme rises or declines in price, and you may not be able to sell your shares at or above the price paid.

Our Common Stock may be highly volatile and could be subject to extreme fluctuations in response to various factors, many of which are beyond our control, including (but not necessarily limited to): (i) the trading volume of our shares; (ii) the number of securities analysts, market-makers and brokers following our common stock; (iii) changes in, or failure to achieve, financial estimates by securities analysts; (iv) actual or anticipated variations in quarterly operating results; (v) conditions or trends in our business industries; (vi) announcements by us of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; (vii) additions or departures of key personnel; (viii) sales of our common stock; and (ix) general stock market price and volume fluctuations of publicly-trading and particularly, microcap companies.

Investors may have difficulty reselling shares of our common stock, either at or above the price they paid for our stock, or even at fair market value. The stock markets often experience significant price and volume changes that are not related to the operating performance of individual companies, and because our common stock is thinly traded it is particularly susceptible to such changes. These broad market changes may cause the market price of our common stock to decline regardless of how well we perform as a company. In addition, there is a history of securities class action litigation following periods of volatility in the market price of a company’s securities. Although there is no such shareholder litigation currently pending or threatened against the Company, such a suit against us could result in the incursion of substantial legal fees, potential liabilities and the diversion of management’s attention and resources from our business. Moreover, and as noted below, our shares are currently traded on the OTC Pink and, further, are subject to the penny stock regulations. Price fluctuations in such shares are particularly volatile and subject to manipulation by market-makers, short-sellers and option traders.

A decline in the price of our common stock could affect our ability to raise further working capital, it may adversely impact our ability to continue operations and we may go out of business.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because we may attempt to acquire a significant portion of the funds we need in order to conduct our planned operations through the sale of equity securities, or convertible debt instruments, a decline in the price of our common stock could be detrimental to our liquidity and our operations because the decline may cause investors to not choose to invest in our stock. If we are unable to raise the funds we require for all our planned operations, we may be forced to reallocate funds from other planned uses and may suffer a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. As a result, our business may suffer, and not be successful and we may go out of business. We also might not be able to meet our financial obligations if we cannot raise enough funds through the sale of our common stock and we may be forced to go out of business.

Our officers, directors and principal stockholders can exert significant influence over us and may make decisions which may not be in the best interests of all stockholders.

Our officers, directors and principal stockholders (greater than 5% stockholders) collectively own a majority of our outstanding Common Stock. As a result of such ownership, these stockholders will be able to affect the outcome of, or exert significant influence over, all matters requiring stockholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our Common Stock could have the effect of delaying or preventing a change of control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our Common Stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of Common Stock. Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders, and accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider.

INTERNATIONAL BUSINESS RISK

International regulation may adversely affect our planned revenues.

We plan to market operate a segment of our business in Mexico. In addition to regulation by the U.S. government, our operations will be subject to environmental and safety regulations in Mexico. Regulations will vary from country to country and will vary from those of the United States. The difference in regulations under U.S. law and the laws of foreign countries may be significant and, in order to comply with the laws of these foreign countries, we may have to implement manufacturing changes or alter product design or marketing efforts. Any changes in our business practices or products will require response to the laws of foreign countries and will result in additional expense to the Company and either reduce or delay product sales.

Additionally, we may be required to obtain certifications or approvals by foreign governments to market and sell the products in foreign countries. We may also be required to obtain approval from the U.S. government to export the products. If we are delayed in receiving, or are unable to obtain import or export clearances, or if we are unable to comply with foreign regulatory requirements, we will be unable to execute our complete marketing strategy.

CURRENCY FLUCTUATIONS MAY MAKE OUR PRODUCTS UNCOMPETITIVE IN SOME IMPORTANT GEOGRAPHIES

If the local currency of our contract manufacturers becomes too strong, it may not be possible to sell our products at a profit in regions where significant potential purchasers exist. Additionally, as the US Dollar gains strength in relationship to the local currency of potential purchasers, the cost of our equipment to the purchaser increases.

ITEM 1 B. Unresolved Staff Comments

Not Applicable to Smaller Reporting Companies.

ITEM 2. Properties

Our executive and administrative offices are located at 900 Isom Rd, Suite 306, San Antonio, Texas. These offices consist of a total of 4,051 square feet and are rented by 4Ward Resources for a three (3) year term from July 1, 2016 through June 30, 2019, presently at a cost of $6,751.67 per month. The lease rate increases in each succeeding year of the term. We believe that our office spaces are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

ITEM 3. Legal Proceedings

There are no material legal proceedings pending against the Company to the knowledge of management.

ITEM 4. Mine Safety Disclosures

Not Applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information. Our common stock is currently quoted on the OTC Markets. Our common stock was quoted on the OTC Markets effective July 20, 2015. Prior to December 27, 2016, no trading in our stock had occurred. Our trading symbol is “MRGE”.

OTC Markets securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Market securities transactions are conducted through a telephone and computer network connecting dealers. OTC Market issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a national or regional stock exchange.

The quarterly high and low reported sale prices for our common stock as quoted on the OTC Markets for the periods indicated are as follows:

Fiscal 2017	High		Low
First Quarter Ended October 31, 2016		$1.78	1.45
Second Quarter Ended January 31, 2017		$1.30	1.25
Third Quarter Ended April 30, 2017		$1.80	1.80
Fourth Quarter Ended July 31, 2017		$1.34	0.95

Fiscal 2016
First Quarter Ended October 31, 2015	$	N/A	N/A
Second Quarter Ended January 31, 2016	$	N/A	N/A
Third Quarter Ended April 30, 2016	$	N/A	N/A
Fourth Quarter Ended July 31, 2016	$	N/A	N/A

(b) Holders. The Company has approximately 20 shareholders of record holding common stock.

(c) Dividends. The Company has not paid any cash dividends to date, and has no intention of paying any cash dividends on the Common Stock in the foreseeable future. The declaration and payment of dividends is subject to the discretion of the Company’s Board of Directors and to certain limitations imposed under Nevada law. The timing, amount and form of dividends, if any, will depend upon, among other things, the Company’s results of operations, financial condition, cash requirements, and other factors deemed relevant by the Board of Directors. The Company intends to retain any future earnings for use in its business.

(d) Securities authorized for issuance under equity compensation plans: None

(e) Recent Sales of unregistered securities. During the quarter ended July 31, 2017, the Company sold no common shares.

ITEM 6. Selected Financial Data

Not applicable to small reporting company.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with our financial statements audited by MaloneBailey, LLP, our independent registered public accounting firm and the related notes that are included elsewhere in this report. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the caption “Risk Factors” or in other parts of this report. See “Cautionary Note Regarding Forward-Looking Statements.”

Forward Looking Statements

Some of the statements contained in this Annual Report that are not historical facts are “forward-looking statements” which can be identified by the use of terminology such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Annual Report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

•	our ability to raise capital when needed and on acceptable terms and conditions;
•	our ability to attract and retain management, and to integrate and maintain technical information and management information systems;
•	the intensity of competition;
•	general economic conditions; and
•	other factors discussed in Risk Factors.

All forward-looking statements made in connection with this Annual Report which are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

Company’s Plans

The Company has proposed to develop an integrated natural gas pipeline system in Texas and Mexico. The purpose of these pipelines will transport and store natural gas in an underground natural gas storage facility, which the Company proposes to permit and develop in northern Mexico. The Company believes that it has made substantial progress toward these goals with its preliminary project engineering designs and high level meetings with representatives of various Mexican regulatory agencies.

Discussion and Analysis of Financial Condition and Results of Operations

Revenues

Twelve month period ended July 31, 2017

For the twelve (12) month period ended July 31, 2017, we generated no revenue and incurred a net loss of $1,394,807.

Our net loss of $1,394,807 for the twelve (12) month period ended July 31, 2017 was the result of operating expenses of $1,385,647 and other expense (comprised of interest expense) of $9,160. Our operating expenses consisted of $1,295,389 in general and administrative expenses, and $90,258 in professional fees.

Twelve month period ended July 31, 2016

For the twelve (12) month period ended July 31, 2016, we generated no revenue and incurred a net loss of $410,661.

Our net loss of $410,661 for the twelve (12) month period ended July 31, 2016 was the result of operating expenses of $409,794 and other expense (comprised of interest expense) of $867. Our operating expenses consisted of $397,639 in general and administrative expenses, and $12,155 in professional fees.

Costs and Expenses

Our primary costs going forward are related to engineering, travel, professional fees, and legal fees associated with our proposed pipeline and natural gas storage activities in Mexico.

For the years ended July 31, 2017 and July 31, 2016, total general and administrative expenses were $1,295,389 and $397,639, respectively.

For the year ended July 31, 2017, we had $1,295,389 in general and administrative expenses compared to $397,639 in general and administrative expenses for the year ended July 31, 2016. The $897,750 increase in general and administrative expenses was primarily the result of spending related to executive compensation, office rental, travel and entertainment, public relations fees and other general and administrative expenses.

The professional fees for the years ending July 31, 2017 and July 31, 2016 were $90,258 and $12,155, respectively. The $78,103 increase was primarily related to increases in legal fees, auditing fees and other professional fees.

The executive compensation for the years ending July 31, 2017 and July 31, 2016 was $466,000 and $270,000, respectively. The $196,000 increase was due to adding executives to the payroll during fiscal 2017.

Liquidity and Capital Resources

Cash Flows

Operating Activities

For the twelve (12) month period ended July 31, 2017, net cash used in operating activities was $330,963. The negative cash flow for the twelve (12) months ended July 31, 2017 related to our net loss of $1,394,807, a decrease in prepaid expenses of $42,617, adjusted for depreciation of $1,582, an increase of $143,728 in accounts payable and an increase of $576,157 in accrued salaries and payroll taxes – related parties.

For the twelve (12) month period ended July 31, 2016, net cash used in operating activities was $27,925. The negative cash flow for the twelve (12) months ended July 31, 2016 related to our net loss of $410,661, plus salary advances of $20,000, prepaid expenses of $2,859 and deposits – rental security of $6,920, adjusted for depreciation of $132, an increase of $74,517 in accounts payable, an increase of $616 in accrued expenses and an increase of $337,250 in accrued salaries – related parties.

Investing Activities

For the twelve (12) months ended July 31, 2017 net cash used in investing activities was nil.

For the twelve (12) months ended July 31, 2016 net cash used in investing activities was $86,351. The negative cash flow from investing activities for such period was comprised of an acquisition of property and equipment in the amount of $7,906 and project development costs of $78,445.

Financing Activities

For the twelve (12) months ended July 31, 2017, net cash provided from financing activities was $266,663. The positive cash flow from financing activities for such period was comprised of an increase in loans payable from related parties, proceeds from sale of common stock, and proceeds from a long-term loan and convertible debenture.

For the twelve (12) months ended July 31, 2016, net cash provided from financing activities was $190,452. The positive cash flow from financing activities for such period was comprised of an increase in loans payable from related parties.

Liquidity

To date, we have funded our operations primarily with capital provided and loans provided by related parties, accruable of salaries and accounts payable. We do not currently have commitments in regards to fixed costs.

As of July 31, 2017, Mirage Energy Corporation had $11,776 in cash on hand and prepaid expenses of $1,559. Since Mirage Energy Corporation was unable to reasonably project its future revenue, it must presume that it will not generate any revenue during the next twelve (12) to twenty-four (24) months. We therefore will need to obtain additional debt or equity funding in the next two (2) – three (3) months, but there can be no assurances that such funding will be available to us in sufficient amounts or on reasonable terms.

The Company’s audited financial statements for the year ended July 31, 2017 contain a “going concern” qualification. As discussed in Note 3 of the Notes to Financial Statements, the Company has incurred losses and has not demonstrated the ability to generate cash flows from operations to satisfy its liabilities and sustain operations. Because of these conditions, our independent auditors have raised substantial doubt about our ability to continue as a going concern.

Our financial objective is to make sure the Company has the cash and debt capacity to fund on-going operating activities, investments and growth. We intend to fund future capital needs through our current cash position, additional credit facilities, future operating cash flow and debt or equity financing. We are continually evaluating these options to make sure we have capital resources to meet our needs.

Existing capital resources are insufficient to support continuing operations of the Company over the next 12 months.

Management makes no assurances that adequate capital resources will be available to support continuing operations over the next 12 months. Management plans to pursue additional capital funding through multiple sources.

For the year ended July 31, 2017, the Company has funded operations $266,663 through loan proceeds of $285,400, sale of common stock of $20,000 less repayments of related parties’ debt of $38,737. Of the $285,400 loan proceeds, $202,400 is from related parties, $50,000 from another loan and $33,000 from convertible debenture. The Company plans to raise additional funds through various sources to support ongoing operations during 2017 and 2018.

While no assurances can be given regarding the achievement of future results as actual results may differ materially, management anticipates adequate capital resources to support continuing operations over the next 12 months through the combination of infused capital through exercised warrants, infused capital through non-public private placement and existing cash reserves.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenues when earned which shall be as products are shipped and services are delivered to customers or distributors. The Company shall also record accounts receivable for revenue earned but not yet collected.

Income Taxes

Income taxes are provided based upon the liability method of accounting pursuant to FASB ASC 740-10-25 Income Taxes – Recognition. Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by FASB ASC 740-10-25-5.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

At July 31, 2017, the Company had net operating loss carry forwards of approximately ($794,945), which will begin to expire in 2036 and are calculated at an expected tax rate of approximately 34%.

FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At December 31, 2015, the Company has not taken any tax positions that would require disclosure under FASB ASC 740.

Pursuant to FASB ASC 740, income taxes are provided for based upon the liability method of accounting. Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by FASB ASC 740 to allow recognition of such assets.

Earnings (Loss) Per Share (“EPS”)

FASB ASC 260, Earnings Per Share provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents considered dilutive and outstanding.

Derivative Instruments

FASB ASC 815, Derivatives and Hedging establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk; or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

Impairment of Long-Lived Assets

Long-lived assets of the Company, including the Technology Rights, are reviewed for impairment when changes in circumstances indicate their carrying value has become impaired, pursuant to guidance established in the FASB ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Management considers assets to be impaired if the carrying amount of an asset exceeds the future projected cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the asset will be written down to fair value, and a loss is recorded as the difference between the carrying value and the fair value. Fair values are determined based on quoted market values, discounted cash flows, or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.

Fair Value of Financial Instruments

The Company’s financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Inflation

It is our opinion that inflation has not had a material effect on our operations.

ITEM 7A. Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

ITEM 8. Financial Statements and Supplementary Data

MIRAGE ENERGY CORPORATION

(FORMERLY 4WARD RESOURCES, INC.)

INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Mirage Energy Corporation

San Antonio, Texas

We have audited the accompanying consolidated balance sheet of Mirage Energy Corporation (fka 4Ward Resources, Inc.) and its subsidiaries (collectively, the “Company”) as of July 31, 2017, and the related consolidated statements of operations, stockholders’ deficit , and cash flows for the year then ended. These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiaries as of July 31, 2017, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

November 30, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Mr. Michael Ward

4Ward Resources, Inc.

13707 Bluffgate

San Antonio TX. 78216

We have audited the accompanying financial statements of 4 Ward Resources, Inc (a Texas corporation), which comprise the balance sheet as of July 31, 2016 and the related statement of operations and comprehensive loss, statement of stockholder’s deficit, statement of cash flows for the year then ended and the related notes to the financial statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 4 Ward Resources, Inc as of July 31, 2016 and the results of its operations and its cash flows for the year then ended, in accordance with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had a net loss of $410,661 and had net cash used in operations of $27,925, for the year ended July 31, 2016. The Company also had an accumulated deficit and working capital deficit of $448,511 and $397,622 at that date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ D’Arelli Pruzansky, PA

Certified Public Accountants

Coconut Creek, Florida

November 18, 2016

MIRAGE ENERGY CORPORATION (FORMERLY 4WARD RESOURCES, INC.)
Consolidated Balance Sheets

	July 31,	July 31,
	2017	2016

ASSETS
Current Assets
Cash and cash equivalents	$11,776	$76,165
Loans receivable and salary advances, related parties	-	20,000
Prepaid expenses	1,559	2,859
Total Current Assets	13,335	99,024

Property, plant and equipment, net	6,192	7,774

Other Assets
Deposits	6,921	6,920
U.S. & Mexican projects	-	78,445
Total Other Assets	6,921	85,365

TOTAL ASSETS	$26,448	$192,163

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Loans payable, related parties	$208,678	$50,000
Accounts payable and accrued liabilities	337,384	142,896
Convertible debenture	33,000	-
Accrued salaries and payroll taxes, related parties	854,553	303,750
Total Current Liabilities	1,433,615	496,646

Long-Term Liabilities
Loan payable	50,000	-
TOTAL LIABILITIES	1,483,615	496,646

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, par value $0.001, 900,000,000 shares authorized, 310,190,456 shares issued and outstanding as of July 31, 2017; 127,864,000 shares issued and outstanding as of July 31, 2016	310,190	127,864
Preferred stock, par value $0.001, 10,000,000 shares authorized, 10,000,000 shares issued and outstanding as of July 31, 2017 and July 31, 2016	10,000	10,000
Additional paid-in capital	66,101	6,215
Accumulated deficit	(1,843,358)	(448,551)
Accumulated other comprehensive loss	(100)	(11)
TOTAL STOCKHOLDERS’ (DEFICIT)	(1,457,167)	(304,483)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$26,448	$192,163

The accompanying notes are an integral part of these consolidated financial statements.

MIRAGE ENERGY CORPORATION

(FORMERLY 4WARD RESOURCES, INC.)

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended July 31,
	2017	2016
OPERATING EXPENSES
General and administrative expenses	$1,295,389	$397,639
Professional fees	90,258	12,155
Total Operating Expenses	1,385,647	409,794

LOSS FROM OPERATIONS	(1,385,647)	(409,794)

OTHER EXPENSES
Interest expense	9,160	867
Total Other Expense	9,160	867

LOSS BEFORE INCOME TAXES	(1,394,807)	(410,661)
Income tax recovery	-	-
Income tax expense	-	-

NET LOSS	(1,394,807)	(410,661)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	(89)	(11)
TOTAL COMPREHENSIVE LOSS	$(1,394,896)	$(410,672)

Basic and Diluted Loss per Common Share	$(0.01)	$(0.02)
Basic and Diluted Weighted Average Common Shares Outstanding	221,761,887	20,577,810

The accompanying notes are an integral part of these consolidated financial statements.

MIRAGE ENERGY CORPORATION

(FORMERLY 4WARD RESOURCES, INC.)

Statements of Stockholders’ Equity

							Accumulated
	Common Stock		Preferred Stock		Additional		Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated (Deficit)	Comprehensive Loss	Stockholders’ (Deficit)

Balance - July 31, 2015	3,219,058	$3,219	10,000,000	$10,000	$(9,592)	$(37,890)	$-	$(34,263)
Common shares issued in satisfaction of loan payable, related party	124,645,083	124,645	-	-	15,807	-	-	140,452
Net loss	-	-	-	-	-	(410,661)	-	(410,661)
Foreign currency translation adjustments	-	-	-	-	-	-	(11)	(11)
Balance - July 31, 2016	127,864,141	$127,864	10,000,000	$10,000	$6,215	$(448,551)	$(11)	$(304,483)
Common shares issued for reverse merger and recapitalization with 4Ward Resources	182,136,315	182,136	-	-	(222,424)	-	-	(40,288)
Sale of common stock	40,000	40			19,960			20,000
Common shares issued for directors fees	150,000	150			262,350			262,500
Net loss	-	-	-	-	-	(1,394,807)	-	(1,394,807)
Foreign currency translation adjustments	-	-	-	-	-	-	(89)	(89)
Balance - July 31, 2017	310,190,456	$310,190	10,000,000	$10,000	$66,101	$(1,843,358)	$(100)	$(1,457,167)

The accompanying notes are an integral part of these consolidated financial statements.

MIRAGE ENERGY CORPORATION

(FORMERLY 4WARD RESOURCES, INC.)

Consolidated Statement of Cash Flows

	Year Ended
	July 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(1,394,807)	$(410,661)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation expense	1,582	132
Stock-based compensation	262,500	-
Loss on impairment	122,494	-
Changes in operating assets and liabilities:
Salary advances	-	(20,000)
Prepaid expenses	(42,617)	(2,859)
Deposit – rental security	-	(6,920)
Accounts payable	143,728	74,517
Accrued expenses	-	616
Accrued salaries and payroll taxes, related parties	576,157	337,250
Net cash (used) in operating activities	(330,963)	(27,925)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	-	(7,906)
Project development costs	-	(78,445)
Net cash (used) in investing activities	-	(86,351)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	20,000	-
Proceeds from sale of convertible debenture	33,000	-
Proceeds from related parties, loans payable	202,400	190,452
Proceed from loan payable	50,000	-
Repayments of related parties debt	(38,737)	-
Net cash provided by financing activities	266,663	190,452

Effects on changes in foreign exchange rate	(89)	(11)

Net increase (decrease) in cash and equivalents	(64,389)	76,165
Cash and cash equivalents - beginning of period	76,165	-
Cash and cash equivalents - end of period	$11,776	$76,165

Supplemental Cash Flow Disclosures
Cash paid for interest	$961	$867
Cash paid for income taxes	$-	$-

Supplemental Non-Cash Activity Disclosures
Net assets assumed in reverse merger	$40,288	$-
Loan payable satisfied through issuance of common stock	$-	$140,452
Advances from shareholder	$26,015	$-

The accompanying notes are an integral part of these consolidated financial statements.

MIRAGE ENERGY CORPORATION

(FORMERLY 4WARD RESOURCES, INC.)

Notes to the Audited Consolidated Financial Statements

July 31, 2017

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

On August 11, 2016, a change in Company control occurred whereby Company affiliate shareholder, Eric Davies, sold 2,500,000 (90,000,000 post-split shares) of his Company shares to Michael R. Ward. The sale represented 30% of the Company’s total issued and outstanding common shares. Additionally, Emanuel Oliveira, an affiliate shareholder, sold 774,000 common shares (27,864,033 post-split shares) to Mr. Ward and 1,726,000 shares (62,136,075 post-split shares) to Choice Consulting, LLC, a Wyoming limited liability company.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $11,776 and $76,165 cash at July 31, 2017 and 2016, respectively.

Accounts Receivable

The Company’s accounts receivable consists of trade receivables from customers. The Company evaluates the collectability of its accounts receivable on an on-going basis and write off the amount when it is considered to be uncollectible. The Company does not have allowance for doubtful accounts. As of July 31, 2017 and 2016, the Company had $0 and $0 in accounts receivable, respectively.

Long Lived Assets

In accordance with ASC 360 "Property Plant and Equipment," the Company reviews the carrying value of intangibles subject to amortization and long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Intangible assets are amortized over their estimated useful lives.

Recoverability of long-lived assets is measured by comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value.

During the year ended July 31, 2017, impairment expense of $122,494 was recorded for the U.S. & Mexican projects.

Financial Instruments

The Company follows ASC 820, “Fair Value Measurements and Disclosures”, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

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

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents, accounts receivable. The Company places its cash and cash equivalents with financial institutions of high credit worthiness. At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits. The Company evaluates the collectability of its accounts receivable on an on-going basis and request deposits whenever it is necessary. The Company’s management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

Revenue Recognition

The Company will recognize revenue from the sale of products and services in accordance with ASC 605,”Revenue Recognition.” The Company will recognize revenue only when all of the following criteria have been met:

i)	Persuasive evidence for an agreement exists;

ii)	Service has been provided;

iii)	The fee is fixed or determinable; and,

iv)	Collectability is reasonably assured.

Share-based Expenses

ASC 718 “Compensation – Stock Compensation” prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, “Equity – Based Payments to Non-Employees.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

There were no share-based expenses for the period ended July 31, 2017 and 2016.

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of July 31, 2017 and 2016.

Net Loss Per Share of Common Stock

The Company has adopted ASC Topic 260, “Earnings per Share,” (“EPS”) which requires presentation of basic EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation. In the accompanying financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

The Company has a convertible note in the amount of $33,000 that becomes convertible in 180 days. This note will have a potentially dilutive effect on common stock.

Related Parties

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions.

Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of July 31, 2017.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases, which will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In April 2016, the FASB issued ASU 2016–10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this Update are intended render more detailed implementation guidance with the expectation to reduce the degree of judgement necessary to comply with Topic 606. The Company is currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

Management has considered all recent accounting pronouncements issued since and their potential effect on our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s consolidated financial statements.

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had a net loss of $1,394,807 and had net cash used in operations of $330,963 for the year ended July 31, 2017 and had an accumulated deficit and working capital deficit of $1,843,358 and $1,420,280 at that date. The Company has not established an ongoing source of revenues sufficient to cover its operating cost, and requires additional capital to commence its operating plan. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about its ability to continue as a going concern.

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

NOTE 4 - DEBT

A summary of debt at July 31, 2017 and July 31, 2016 is as follows:

	July 31,	July 31,
	2017	2016

Notes payables related party, unsecured, interest bearing at 5% rate per annum, on demand	$187,600	$50,000
Note, unsecured interest bearing at 2% per annum, due 07/09/2020	50,000	-
Convertible debenture, unsecured, interest bearing at 12% per annum,, convertible at 12/25/17 with conversion price at a discount rate of 45% of market price which is the average of the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to the conversion date, maturity date of 03/30/2018	33,000	-
Loan payable related party, unsecured, non-interest bearing, on demand	21,078	-
	291,678	50,000
Less: Current Maturities	241,678	50,000

Total Long-Term Debt	$50,000	$-

The Company analyzed the conversion option in the notes for derivative accounting treatment under ASC Topic 815, “Derivatives and Hedging,” and determined that the instrument does not qualify for derivative accounting.

NOTE 5 - EQUITY

Authorized Stock

The Company has authorized 900,000,000 common shares with a par value of $0.001 per share. The Company also designated 10,000,000 shares of Series A Preferred Stock with a par value of $0.001 per share which were issued to Mr. Michael Ward on January 23, 2017.

Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought. Each share of Series A Preferred Stock has the right to be converted into twenty (20) shares of our Common Stock. Holders of Series A Preferred Stock have the right to vote such shares on an “as converted” basis, unless and until such shares are converted into shares of Common Stock.

Common Shares

On July 31, 2015, the Company issued 3,219,058 common shares at $0.001 per share in satisfaction of $3,219 of loan payable to the CEO.

On October 31, 2015, the Company issued 10,013,202 common shares at $0.001 per share in satisfaction of $10,013 of loan payable to the CEO.

On January 31, 2016, the Company issued 12,839,318 common shares at $0.001 per share in satisfaction of $12,839 of loan payable to the CEO.

On April 30, 2016, the Company issued 13,836,113 common shares at $0.001 per share in satisfaction of $13,836 of loan payable to the CEO.

On July 31, 2016, the Company issued 87,956,450 common shares at $0.001 per share in satisfaction of $87,957 of loan payable to the CEO.

On February 2, 2017, the Company offered and sold 40,000 shares of common stock at $0.50 per share to accredited investor for $20,000.

On March 8, 2017, the Company authorized a stock grant of 50,000 common shares to each of three members of the board of directors totaling 150,000 shares at $1.75 per share of common stock valued at $262,500 as director compensation.

NOTE 6 - PROVISION FOR INCOME TAXES

The Company provides for income taxes under ASC 740, “Income Taxes”. ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the tax rates in effect when these differences are expected to reverse. It also requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Certain tax attributes are subject to an annual limitation as a result of the acquisition of our subsidiaries, which constitute a change of ownership as defined under Internal Revenue Code Section 382.

The Company is subject to taxation in the United States and certain state jurisdictions.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	Year Ended	Year Ended
	July 31, 2017	July 31, 2016
Income tax expense at statutory rate	$243,020	$27,261
Valuation allowance	(243,020)	(27,261)
Income tax expense	$-	$-

Net deferred tax assets consist of the following components as of:

	July 31, 2017	July 31, 2016
NOL Carryover	$270,941	$80,180
Valuation allowance	(270,941)	(80,180)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Income Tax laws of United States of America, net operating loss carry forwards of approximately $796,885, which expire commencing in fiscal year 2036, for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years. The tax years still left open are 2015, 2016 and 2017.

NOTE 7 - RELATED PARTY TRANSACTIONS

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

As of July 31, 2017 and 2016, the CEO and two other members of management had earned accrued unpaid salary in the amount of $818,750, from June 24, 2015 until July 31, 2017. Accrued salaries of $818,750 combined with accrued payroll taxes of $35,803 for a total accrued related party salaries and payroll tax of $854,553 for the year ended.

Also, Mr. Michael Ward, President, provided $64,800 directly to the company with an additional $26,015 owed to Mr. Ward for monies outlaid on behalf of the Company which was netted for $69,737 payments received leaving a net due Mr. Ward $21,078. Additionally, a company owned by the spouse of the CEO5 provided an additional loan of $137,600 to 4Ward Resources, Inc. during the year. This additional loan increased the total loan amount to $187,600.

NOTE 8 – LEASES

On June 9, 2016, the Company entered into a Lease Agreement for its San Antonio, Texas office lease location. The Lease Period is for three (3) years beginning July 1, 2016. The Company shall pay as additional rent all other sums of money as shall become due and payable by them under this Lease. To date after thirteen (13) months of this thirty-six (36) month lease, no such additional charges have been made. Below is the schedule of rent for the remaining Lease term as of July 31, 2017.

Number of Months Remaining	Rate per SF per Year	Monthly Base Rental
11	$20.00	$6,751.67
12	$20.50	$6,920,46

Total Remaining Base Rent		$157,313.89

NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Company has committed to Marcos y Asociados for services as of July 2017, five (5) months of Acquisition of Pipeline Rights of Way remaining of the original eighteen (18) months commitment at $5,000 per month which leaves remaining balance of $25,000.

From time to time the Company may become a party to litigation matters involving claims against the Company. Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 10 - SUBSEQUENT EVENTS

On August 22, 2017, Mirage Energy Corporation entered into Securities Purchase Agreement with PowerUp Lending Group, Ltd. to issue an additional amount of convertible debenture in the amount of $38,000.

ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of July 31, 2017. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

During the evaluation of disclosure controls and procedures as of July 31, 2017, management identified material weaknesses in internal control over financial reporting, which management considers an integral component of disclosure controls and procedures. Material weaknesses identified include the lack of any segregation of duties, lack of appropriate accounting policies and management’s assessment of internal control over financial reporting. As a result of the material weaknesses identified, management concluded that Company’s disclosure controls and procedures were not effective.

Notwithstanding the existence of these material weaknesses, management believes that the consolidated financial statements in this annual report on Form 10-K fairly present, in all material respects, Company’s financial condition as of July 31, 2016 and 2017, and results of its operations and cash flows for the years ended July 31, 2016 and 2017, in conformity with United States generally accepted accounting principles (GAAP).

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process, under the supervision of the chief executive officer and the chief financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with United States generally accepted accounting principles (GAAP). Internal control over financial reporting includes those policies and procedures that:

*	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;

*	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors; and

*	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of July 31, 2017, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified are disclosed below.

Ineffective Oversight of Financial Reporting. The Company has not provided an appropriate level of oversight of the financial reporting process and has not appropriately monitored the Company’s system of internal control. The Company’s monitoring of management’s assessment of internal control over financial reporting did not result in appropriate actions taken by management to remedy the deficiencies in the process to assess internal control over financial reporting. The Company has no independent audit committee overseeing the financial reporting process.

Failure to Segregate Duties. Management has not maintained any segregation of duties within the Company due to its reliance on individuals to fill multiple roles and responsibilities. Our failure to segregate duties has been a material weakness since inception through this annual report.

Sufficiency of Accounting Resources. The Company has limited accounting personnel to prepare its financial statements. The insufficiency of our accounting resources has been a material weakness since inception.

As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that, as of July 31, 2017, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged the Company’s independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

During the period ended July 31, 2017, there have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. Other Information

On July 7, 2017, the Company entered into a three month Master Services Agreement with World Wide Holdings, LLC dba Invictus Resources for consulting services. The Company paid World Wide $50,000, the first of three installments, for their services. On August 1, the Agreement was mutually terminated and the remaining two months of services were cancelled

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names of the Company’s directors, executive officers, and key employees, and their positions with the Company, as of the date of this Annual Report:

Name	Age	Position(s)	Term of Officers (Directors)
Michael R. Ward	61	President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Accounting Officer Chairman of the Board of Directors,	August 11, 2016-Present
Patrick C. Dosser	34	Vice President	January 17, 2017-Present
John W. Dosser	35	Vice President	January 17, 2017-Present
David J. Cibrian	53	Member Board of Directors	January 17, 2017-Present
Soll Sussman	67	Member Board of Directors	March 8, 2017-Present
Alejandro Amelio	48	Member Board of Directors	March 8, 2017-Present

Except as set forth in the brief account of business experience below, none of the events listed in Item 401(f) of Regulation S-K has occurred during the past ten years and that is material to the evaluation of the ability or integrity of any of the Company’s directors, director nominees or executive officers.

Business Experience of Directors and Executive Officers

Michael Ward – CEO, CFO, Director

Mr. Ward has been the President, CEO and a director of Mirage Energy Corporation since August 11, 2016. He has also been the President, CEO, CFO and director of 4 Ward Resources, Inc. since June 2015. In May of 2015, Mr. Ward founded 4Ward Resources, Inc. to develop an international pipeline crossing from Texas into Mexico interconnecting to a proposed natural gas storage reservoir. The proposed reservoir would be the first underground natural gas storage facility in the country of Mexico. 4Ward Resources, Inc. was acquired by Mirage Energy Corporation in January 2017. In February 2017, three additional subsidiaries associated with the pipelines and storage facility were acquired.

From August 2010 until December 2013, Mr. Ward was the President and CEO of Gambit Energy Corporation, formerly Gulfmark Energy Group, Inc., including its subsidiaries Gulfmark Resources, Inc. and Blanco Drilling, Inc. The companies were formed to focus on oil and gas acquisition, exploration, drilling, development, production with the view to sell natural gas, crude oil, and natural gas liquids, primarily from conventional reservoirs within the State of Texas. The Company drilled two Eagleford shale oil horizontal wells.

From May 2007 through July 2010, Mr. Ward was the President and CEO of Bentley Energy Corporation. Bentley Energy Corporation in association with its subsidiaries, Sonterra Energy Corporation and Lone Star Propane, engaged in distribution of propane in Central and South Texas.

From 1997 through December 6, 2006, Mr. Ward served as President and CEO of Tidelands Oil and Gas Corporation, then, a publicly held corporation quoted on the OTC Bulletin Board. Tidelands was involved in production and exploration, drilling, gas processing and pipeline transmission. The company was instrumental in creating an expedited process for a cross border gas transmission pipeline from Eagle Pass, Texas to Piedras Negras, Mexico. This international pipeline crossing process was coordinated between Tidelands, the Texas Railroad Commission, FERC and PEMEX. Additionally, Tidelands began work on a proposed underground natural gas storage project in the Brasil field in Mexico. This originally proposed natural gas storage facility in Mexico is the same project which 4Ward Resources and Mirage Energy are presently advancing through the Mexican energy regulatory authorities.

Mr. Ward has more than 40 years of diversified experience as an oil and gas professional.

Patrick C. Dosser - Vice President

Mr. Patrick Dosser has been a Vice President of 4Ward Resources, located in San Antonio Texas, since August 1, 2015. He continues to contribute his 10 years of expertise in the fields of exploration and production, midstream transmission, and propane services.

After graduating from Southwestern University with his Bachelor’s degree in 2005, Patrick Dosser worked at Tidelands Oil & Gas in IT and Human Resource departments. Mr. Dosser worked on all aspects of installation and maintenance of computers before he was promoted to the liaison between Tidelands, the Texas Railroad Commission and their Mexican Sub-contractors. Tidelands successfully permitted and constructed the first international pipeline between Eagle Pass, Texas and Piedras Negras, Coahuila. Tidelands began work on an underground storage project in the Brasil field in Mexico. Mr. Dosser is regarded as an integral part of the original team.

Starting in 2006, he worked as the Regulatory Compliance Officer at Sonterra Energy Corporation (“Sonterra”), which provides commercial and residential propane service in South Texas. During his time at Sonterra, he supervised the satellite company’s day to day operations, including scheduling all field and office personal. He also handled Sonterra’s public awareness programs, operator qualification programs and reported to all State and Federal agencies.

In 2010, Mr. Dosser began work at Blanco Drilling, Inc. (“Blanco Drilling”), an oil and gas exploration company. He scheduled all drilling crews and managed all drill site preparations. When he became the drilling supervisor, Mr. Dosser permitted and prepared drilling locations while managing the day-to-day activities of drilling personnel and third-party contractors. Mr. Dosser left Blanco Drilling in September 2013.

Mr. Patrick Dosser has not held a directorship in any companies which had a class of securities registered pursuant to section 12 of the U.S. Securities Exchange Act of 1934 (the “Exchange Act”) or subject to the requirements of section 15(d) of the Exchange Act.

John W. Dosser - Vice President

Mr. John Dosser has over 10 years of experience in the oil and gas sector of the energy industry. He has worked in all facets of the trade including upstream exploration and production, pipeline transport systems, and downstream propane delivery companies.

After graduating from Southwestern University with a Business Degree in 2005, Mr. Dosser became a Marketing Associate for Tidelands Oil & Gas Corporation. The Company had operations across North America with its corporate headquarters in San Antonio. Mr. Dosser worked on many pipeline projects including international crossings into Mexico. He was part of the original team pursuing the Burgos Hub project while working for Tidelands.

In December 2006, he was offered the Director of Marketing position at Bentley Energy Corporation (“Bentley”), an upstart energy company where he successfully developed the company’s identity through designing and implementation. Bentley wholly owned two (2) propane subsidiary companies that serviced customers throughout Central and South Texas. Mr. Dosser was responsible for maintaining propane inventory levels, purchasing inventory, and all marketing activity and promotions.

In July 2010, Mr. Dosser took a Marketing and Operations position at Gambit Energy, Inc., an oil and gas exploration company which drilled oil wells in South Texas in the Eagle Ford shale. He was responsible for building the company’s identity through branding as well as business development and mineral rights acquisitions.

Mr. John Dosser has not held a directorship in any companies which had a class of securities registered pursuant to section 12 of the U.S. Securities Exchange Act of 1934 (the “Exchange Act”) or subject to the requirements of section 15(d) of the Exchange Act.

David J. Cibrian – Director

Mr. Cibrian has been a Managing Director with Brevet Capital, a New York City-based hedge fund (www.brevetcapital.com). He has served in a variety of roles during his career – lawyer, accountant, corporate executive and investment banker. David was formerly a CPA with Ernst & Young, Los Angeles and was a practicing international and corporate attorney for 25 years. Mr. Cibrian was also President of an energy efficiency technology company.

In addition to his work with Brevet, Mr. Cibrian has been on the Board of Onko Solutions, LLC, a medical device start-up company located in Austin, Texas, and has served as a Senior Advisor to Civitas Capital Group – Dallas, Texas. He has appeared on FOX Business Network and been quoted in international business and legal media including The Wall Street Journal, Investor’s Business Daily, Newsweek and Mexico’s EI Financiero. Mr. Cibrian is a former member of the Texas Finance Commission and the Texas Credit Union Commission having been appointed by then Texas Governor Rick Perry.

The Company believes that Mr. Cibrian’s business experience and skill in business, both domestically and in Mexico, qualifies him as a valuable member of our Board of Directors.

Soll Sussman - Member Board of Directors

2012-Present

During the last five years, Mr. Sussman has been Managing Director of S Cubed Studio, an Austin based consulting firm which he founded after his retirement from the Texas General Land Office in 2012. S Cubed is a consulting firm that specializes in developing U.S and Mexico cross-border relationships and partnerships related to the oil and gas industry.

Additionally, between 2011 and 2015 Mr. Sussman was a consultant for the Border Environment Cooperation Commission. During this period he assisted with the coordination of the annual U.S.-Mexico Border Energy Forum.

Prior to founding S Cubed Studio, he was employed for 21 years with the Texas General Land Office, a state government agency, working with a variety of energy marketing, renewable energy, alternative fuels and border energy programs.

Prior to 1991, Mr. Sussman worked outside the United States as an international news correspondent for The Associated Press (AP). His last post was as A.P. bureau chief for Canada, based in Toronto. He spent five years based in Mexico City as A.P. news editor for Mexico and Central America. His domestic assignments for The Associated Press included Dallas, Austin, Washington and New York.

Mr. Sussman holds a Master’s Degree from the University of Texas’ Institute of Latin American Studies and is a graduate of Johns Hopkins University in Baltimore, Maryland. He also continues to work as a writer, contributing freelance articles on business and cultural topics to a variety of weekly and monthly publications.

The Company believes that Mr. Sussman’s business experience and skill in the energy business, both domestically and in Mexico, qualifies him as a valuable member of our Board of Directors.

Alejandro Amelio - Member Board of Directors

2003-Present

Mr. Amelio founded Technology Marketing Concepts (TMC) in 2003. TMC is an oil and gas industry sales, marketing and consulting firm focused on promoting financial and technical products cross-border between the U.S. and Mexico. In addition to owning and operating TMC, he is also an Operating Partner of PROM/TEC S.A. de C.V., a Mexico City-based company dedicated to marketing, promotion and sale of liquid custody transfer equipment and services focused primarily in the midstream and downstream energy sector.

The partnership with PROM/TEC S.A. de C.V. enhances Mr. Amelio’s cross-border effectiveness. Some of his current clients include PEMEX Logística, PEMEX Tranformación Industrial (previously PEMEX Refinación, PGPB and Petroquímica), Aeropuertos y Servicios Auxiliares (ASA), CFE, Celanese, BASF, Foster Wheeler, Grupo Avanzia, and ICA-Fluor Daniel, Grupo México.

Throughout his career, Mr. Amelio has built high level relations with PEMEX and other government regulating entities enabling him to participate at the forefront of Mexico’s Energy Reform initiatives. His current work includes large scale projects related to the midstream energy sector, as well as working foreign companies interested in investing and participating in the opportunities created by Mexico’s constitutional energy sector transformation.

Mr. Amelio’s business background has been substantially strengthened as a result of his bicultural business development and marketing experience which includes no less than 10 years of living and working in both the U.S. and Mexico.

Mr. Amelio holds a B.A. Degree in Marketing from Southern Methodist University, Dallas, Texas. He began his career in the oil and gas industry as an Associate at PTUSA Corporation, a Texas-based specialist in marketing and sales of heavy equipment for the oil and gas industry heavily focused on the Mexico market. Following his employment with PTUSA, he became an employee with several highly respected Hispanic Advertising Agencies, including Ornelas & Associates and Lopez Negrete Communications, where he worked as Copywriter, Broadcast Director and Account Executive. As an Account Director, he managed firm account clients such as Walmart, Budweiser, PepsiCo, and Cervecería Moctezuma.

The Company believes that Mr. Amelio’s oil and gas business experience in the energy marketing business, both domestically and in Mexico, qualifies him as a valuable member of our Board of Directors.

(c) Identification of certain significant employees. The Company currently does not have any significant employees, other than Michael Ward.

(d) Family relationships. John W. Dosser and Patrick C. Dosser are Michael R. Ward’s sons.

(f) Involvement in certain legal proceedings.

Other than as disclosed below, none of the Company’s executive officers or directors has been involved in any legal proceedings during the past ten (10) years:

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

From May 2007 through July 2010, Mr. Ward was the President and CEO of Bentley Energy Corporation (“Bentley”). Bentley engaged in distribution of propane in Central and South Texas. Bentley owned and operated various propane distribution companies. Bentley voluntarily filed for reorganization under Chapter 11 of the federal bankruptcy laws. The case was filed in the U.S. Bankruptcy Court, Western District of Texas on January 7, 2010. The court accepted the Company’s reorganization plan on, or about July 21, 2010 resulting in the Company’s sale to J.P. Energy Holdings, LLC. The Bentley bankruptcy petition was necessary in order to provide protection and continuity for its propane delivery to more than 8,000 customers. Bentley financed it business with a bank line of credit. Bentley had planned the line of credit would be converted to a 10-year term loan with a 5-year balloon at maturity one year later. At loan maturity, the bank only offered Bentley a straight 3-year loan term. Bentley’s propane business revenue was subject to seasonal fluctuations because it sold the majority of its propane in the winter months. Seasonal revenue fluctuations made it impossible for Bentley to meet bank payment obligations on a three year term loan. Additionally, Bentley’s propane suppliers tightened credit and payment terms. This credit squeeze from the bank and suppliers coupled with the unprecedented financial crisis of 2008/2009 precipitated the bankruptcy. While under bankruptcy protection, Mr. Ward was able to sell the business, which operates today under a different name.

(g) Promoters and control persons.

Mr. Michael Ward, CEO and a member of the Board of Directors of the Company, owns 127,954,000 shares of our common stock which represents 41.275% of the total shares issued and outstanding. Therefore, Mr. Ward is the Company’s controlling shareholder. Except as disclosed above in paragraph (f), Mr. Ward has not been a party to any legal proceedings at any time during the past ten (10) years.

Shareholder Communications

Company shareholders who wish to communicate with the Board of Directors or an individual director may write to Mirage Energy Corporation’s offices located at 900 Isom Rd., Ste. 306, San Antonio, TX 78216. Your letter should indicate that you are a shareholder and whether you own your shares in street name. Letters received will be retained until the next Board meeting when they will be available to the addressed director. Such communications may receive an initial evaluation to determine, based on the substance and nature of the communication, a suitable process for internal distribution, review and response or other appropriate treatment. There is no assurance that all communications will receive a response.

Reports to Shareholders

We are a reporting company and file reports with the Securities and Exchange Commission (SEC), including this Form 10-K as well as other reports on Form 8-K and quarterly reports on Form 10-Q. The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F St., NE., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The Company files its reports electronically and the SEC maintains an Internet site that contains reports, proxy and information statements and other information filed by the company with the SEC electronically. The address of that site is http://www.sec.gov.

Conflict of Interest Policy

Our policy was established to guard against any potential conflicts of interest. As the Company grows it will be the job of the audit committee to decide if additional controls need to be put in place.

Code of Ethics

On November 13, 2017, the Board of Directors adopted the Company’s Code of Ethical Conduct. A copy is attached as Exhibit 14.

Meetings and Committees of the Board of Directors

We presently have no formal independent Board committees. Until further determination, the full Board of Directors will undertake the duties of the audit committee, compensation committee and nominating and governance committee. The members of the Board of Directors performing these functions as of July 31, 2017 are Michael R. Ward, David Cibrian, Soll Sussman and Alejandro Amelio.

Compensation Committee

The Board of Directors, in its Compensation Committee role, will be responsible for recommendations to the Board of Directors respecting the compensation of our named executive officers.

Audit Committee

The Board of Directors, in its Audit Committee role, will be responsible for selecting the Company’s independent auditors, approve the scope of audit and related fees, and review financial reports, audit results, internal accounting procedures, related-party transactions, when appropriate, and programs to comply with applicable requirements relating to financial accountability. The Audit Committees function will include the development of policies and procedures for compliance by the Company and its officers and directors with applicable laws and regulations. The audit committee has reviewed and discussed the attached audited financial statements with management. The audit committee has received written disclosures from the independent accountant required by Independence Standard Board Standard No. 1, as amended, as adopted by the PCAOB in Rule 3600T and has discussed the independence of the company’s certifying accountant. Based on this review and discussion, the Board of Directors, in its audit committee role, recommended that the audited financial statements be included in this Annual Report.

Nomination and Governance Committee

The Board of Directors, in its Nomination and Governance Committee role, will be responsible for recommendations to the Board of Directors respecting corporate governance principles; prospective nominees for Director; Board member performance and composition; function, composition and performance of Board committees; succession planning; Director and Officer liability insurance coverage; and Director’s responsibilities.

Certain Provisions of the Company’s Articles of Incorporation and Nevada Law Relating to Indemnification of Directors and Officers

Nevada Law provides that each existing or former director and officer of a corporation may be indemnified in certain instances against certain liabilities which he or she may incur, inclusive of fees, costs and other expenses incurred in connection with such defense, by virtue of his or her relationship with the corporation or with another entity to the extent that such latter relationship shall have been undertaken at the request of the corporation; and may have advanced such expenses incurred in defending against such liabilities upon undertaking to repay the same in the event an ultimate determination is made denying entitlement to indemnification. The Company’s bylaws incorporate the statutory form of indemnification by specific reference.

Insofar as indemnification for liabilities may be invoked to disclaim liability for damages arising under the Securities Act of 1933, as amended, or the Securities Act of 1934 (collectively, the “Acts”), as amended, it is the position of the Securities and Exchange Commission that such indemnification is against public policy as expressed in the Acts and are therefore, unenforceable.

Section 16(A) Beneficial Ownership Reporting Compliance.

On September 1, 2016, the Company filed a Form 8-A registration statement registering its common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended. Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and beneficial holders of more than 10% of our common stock to file with the Commission initial reports of ownership and reports of changes in ownership of our equity securities. John Dosser, Patrick Dosser, David Cibrian, Soll Sussman and Alejandro Amelio filed their initial Form 3 reports outside the requisite filing deadlines. Michael Ward failed to timely file a Form 4 in connection with his receipt of 10,000,000 common shares and 10,000,000 Series A preferred shares from the January 2017 4Ward Resources’ acquisition which were subsequently filed on a Form 5.

ITEM 11. Executive Compensation

The following table set forth the compensation information on named executive officers Michael R. Ward, John Dosser and Patrick Dosser for the fiscal years ending July 31, 2016 and 2017. The stated salaries payable during 2016 up to the acquisition of 4Ward Resources, Inc. in January 2017 were payable by the 4Ward Resources subsidiary. Subsequent to the acquisition, the salaries became payable by Mirage Energy Corporation.

							Nonqualified
Name						Non-Equity	Deferred	All
And				Stock	Option	Incentive Plan	Compensation	Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)(1)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Michael R. Ward, CEO, CFO	2017	270,000	-0-	-0-	-0-	-0-	-0-	-0-	270,000
	2016	270,000	-0-	-0-	-0-	-0-	-0-	-0-	270,000

John W. Dosser, Vice Pres.	2017	98,000	-0-	-0-	-0-	-0-	-0-	-0-	98,000
	2016	24,500	-0-	-0-	-0-	-0-	-0-	-0-	24,500

Patrick C. Dosser, Vice Pres.	2017	98,000	-0-	-0-	-0-	-0-	-0-	-0-	98,000
	2016	24,500	-0-	-0-	-0-	-0-	-0-	-0-	24,500

________

(1)	As of July 31, 2017, accrued and unpaid executive compensation totaled $818,750.

Compensatory Arrangements of Certain Officers

There are no compensatory arrangements with any named executive officers.

Stock Grants to Named Executive Officers

There are no stock grants to named executive officers.

Discussion, Analysis and Overview of Compensation Program

Compensation Philosophy: Our general compensation philosophy will be designed to link an employee’s total cash compensation with our performance, the employee’s department goals and individual performance. Given our limited operations and limited capital resources, we are subject to various financial restraints in our compensation practices. As an employee’s level of responsibility increases, there will be a more significant level of variability and compensation at risk. By linking incentive compensation to the performance of the Company, we believe that it will create an environment in which our employees will be stakeholders in our success and, thus, benefit all shareholders. As the Company moves from a development stage company to a revenue generating company we plan to bring on employees and develop written employee compensation guidelines.

Executive Compensation Philosophy: Our executive compensation philosophy will be designed to establish an appropriate relationship between executive pay and our annual performance, our long-term growth objectives, individual performance of the executive officer and our ability to attract and retain qualified executive officers. We will attempt to achieve these goals by integrating competitive annual base salaries with (a) bonuses based on corporate performance and on the achievement of specified performance objectives, and stock awards through some form of long term incentive plan. We believe that cash compensation in the form of salary and bonus provides our executives with short-term rewards for success in operations and stock awards will provide long-term incentives.

In making compensation decisions, the board of directors, in its compensation committee role, will compare each element of total compensation against companies referred to as a “compensation peer group.” The compensation peer group will be a group of companies that the compensation committee will select from readily available information about small companies engaged in similar businesses and with similar resources. As the Company moves from a development stage company to a revenue generating company we plan to bring develop written executive compensation guidelines.

Outstanding Equity Awards at Fiscal Year End

Grants of Plan-Based Awards

There are no outstanding capital stock grants.

Employment Agreements

The Company currently has employment agreements with all named executive officers.

Director Compensation

On March 8, 2017, the Company authorized a stock grant of 50,000 common shares each to David Cibrian, Soll Sussman and Alejandro Amelio for annual service on the board of directors. These shares were valued at $1.75 per share as director compensation. These directors will be granted 50,000 shares for each year of director service.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth the ownership of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, our directors, and our executive officers and directors as a group. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending arrangements that may cause a change in control.

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the U.S. Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown.

This table is based upon information derived from our stock records. We believe that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned; except as set forth above, applicable percentages are based upon 310,190,456 shares of common stock outstanding as of July 31, 2017. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to conversion of warrants and options held by that person that are currently exercisable or exercisable within 60 days of July 31, 2017. We did not deem those shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

(a) Name of Beneficial Owner of Certain Beneficial Owners

Table 1.

Title of Class	Name and address of beneficial owner	Amount and nature of beneficial ownership (3)		Percent of Class(6)
Common	Michael R. Ward(1)	135,910,000	(4)	43.836%
Preferred Series “A”	Michael R. Ward(1)	10,000,000	(5)	100%
Common	Choice Consulting, LLC(2)	62,136,000		20.041%
Total		398,046,000	(6)	78.042%

34

__________

(1)	Address of each beneficial owner is 900 Isom Rd., Ste. 306, San Antonio, TX 78216
(2)	Address of Choice Consulting, LLC is 44120 Hunter Terrace, Freemont, CA 94539. The Company believes that Sadru Karim has dispositive and voting authority over Choice Consulting, LLC.
(3)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on July 31, 2017. As of July 31, 2017, there were 310,190,456 shares of our Company’s Common Stock issued and outstanding and 10,000,000 Series A Preferred shares.

(4)

Includes 7,956,000 common shares owned by White Boy Partnership, LLC, a Texas limited liability company owned and controlled by Chris Ward, Michael R. Ward’s spouse. Mr. Ward disclaims beneficial ownership of White Boy Partnership’s equity securities.

(5)

The Series A Preferred shares are immediately convertible into 200,000,000 shares of the Company’s Common Stock and possess voting rights for 200,000,000 shares on an “as converted basis”. Combining Mr. Ward’s direct ownership of 127,864,000 common shares with the 200,000,000 “as converted” preferred share votes gives Mr. Ward the ability to vote 64.26% of the Company’s common stock at any shareholder meeting.

(6)

Includes 200,000,000 votes by virtue of the Series A preferred shares (See Note 5). The total percentage is calculated using 510,040,456 as the inferred total issued and outstanding voting stock utilizing the Series A preferred on an “as converted” basis.

(b) Security Ownership of Management.

Table 2.

Title of Class	Name and address of beneficial owner	Amount and nature of beneficial ownership (2)		Percent of Class(2)
Common	Michael R. Ward(1)	135,910,000	(3)	43.836%
Preferred Series “A”	Michael R. Ward(1)	10,000,000	(4)	100%
Common	Patrick C. Dosser(1)	6,300,432		2.032
Common	John W. Dosser(1)	6,300,000		2.032%
Common	David Cibrian(1)	50,000		nil
Common	Soll Sussman(1)	50,000		nil
Common	Alejandro Amelio(1)	50,000		nil
Total Common		348,660,432	(5)	68.359	%(5)

_________

(1)	Address of each beneficial owner is 900 Isom Rd., Ste. 306, San Antonio, TX 78216
(2)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on July 31, 2017. As of July 31, 2017, there were 310,190,456 shares of our Company’s Common Stock issued and outstanding and 10,000,000 Series A Preferred shares which vote as 200,000,000 common shares.

35

(3)

Includes 7,956,000 common shares owned by White Boy Partnership, LLC, a Texas limited liability company owned and controlled by Chris Ward, Michael R. Ward’s spouse. Mr. Ward disclaims beneficial ownership of White Boy Partnership’s equity securities. Mr. Ward’s direct ownership is 127,864,000 common shares.

(4)

The Series A Preferred shares are immediately convertible into 200,000,000 shares of the Company’s Common Stock and possess voting rights for 200,000,000 shares on an “as converted basis”. Combining Mr. Ward’s direct ownership of 127,864,000 common shares with the 200,000,000 “as converted” preferred share votes gives Mr. Ward the ability to vote 64.26% of the Company’s common stock at any shareholder meeting.

(5)

Includes 200,000,000 votes by virtue of the Series A preferred shares. The total percentage is calculated using 510,040,456 as the inferred total issued and outstanding voting stock utilizing the Series A preferred on an “as converted” basis.

(c) Changes in control. Except as otherwise set forth in this Report, there are no arrangements, known to the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13. Certain Relationships and Related Transactions and Director Independence

Certain Transactions

Except as described below, during the past two years, there have been no transactions, whether directly or indirectly, between us and any of our respective officers, directors, beneficial owners of more than 5% of our outstanding common stock or their family members, that exceeded $120,000.

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

On January 28, 2017, 4Ward Resources, Inc., Mirage Energy Corporation’s wholly owned subsidiary, acquired Michael Ward’s ninety (90%) percent interest in two Mexican companies. The remaining ten (10%) percent interest was acquired by Mirage Energy Corporation from Patrick Dosser. Together, Mirage Energy and 4Ward Resources own 100% of the two Mexican corporations. The two Mexican corporations are WPF MEXICO PIPELINES, S. de R.L. de C.V., and CENOTE ENERGY S. de R.L. de C.V. Additionally, 4Ward Resources, Inc. acquired all of Michael Ward’s interest in WPF TRANSMISSION, INC., a Texas corporation. These transactions were valued at $140,286. These transactions constitute related party transactions. Patrick Dosser is Michael Ward’s son.

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

Director Independence

As of July 31, 2017, the Company had four individuals serving on the Board of Directors. The Company is not currently a listed issuer and, as such, is not subject to any director independence standards using the definition of independence set forth in the Nasdaq Marketplace Rule 4200(a)(15).

36

ITEM 14. Principal Accountants Fees and Services

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s public accounting firm, MaloneBailey, LLP, for the audit and the reviews of the Company’s financial statements for the years ended July 31, 2016 and July 31, 2017, were $14,000 and $18,000, respectively.

Audit Related Fees

The Company incurred no fees during the last two fiscal years for assurance and related services by the Company’s principal accountant that were reasonably related to the performance of the audit or review of the Company’s financial statements, and not reported under “Audit Fees” above.

Tax Fees

During fiscal years 2017 and 2016, the Company incurred $3,230 and $2,125, respectively, in fees for professional services rendered by the Company’s principal accountant for tax compliance, tax advice or tax planning.

All Other Fees

The Company incurred no other fees during the last two fiscal years for products and services rendered by the Company’s principal accountant.

Our pre-approval policies and procedures for the board, acting in lieu of a separately designated, independent audit committee, described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

The Company’s principal auditor and its affiliated firm completed all of the audit without the assistance of any other firms.

37

PART IV

ITEM 15. Exhibits

Exhibit Number	Description of Exhibit	Location of Exhibit
2.1	Articles of Merger (sub into parent/name change) dated November 7, 2016 incorporated by reference	Filed herewith
2.2	Share Exchange Agreement between Mirage Energy Corp and Michael Ward dated January 24, 2017	8-K filed January 27, 2017
3.1	Articles of Incorporation incorporated by reference	S-1filed October 24, 2014
3.2	Bylaws of Registrant incorporated by reference	S-1filed October 24, 2014
3.3	Amendment to Bylaws of Registrant incorporated by reference	8-K filed August 12, 2016
3.4	Amendment to Articles of Incorporation (capital change) dated November 7, 2016 incorporated by reference	8-K filed November 11, 2016
14	Code of Ethics	Filed herewith
21	Subsidiaries of the registrant	Filed herewith
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Ward – CEO	Filed herewith
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Ward - CFO	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, M. R.Ward - CEO	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, M. R.Ward - CFO	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

38

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mirage Energy Corporation

Date: November 30, 2017	/s/ Michael R. Ward
By: Michael R. Ward
Title: Chief Executive Officer (Principal Executive Officer)

Date: November 30, 2017	/s/ Michael R. Ward
By: Michael R. Ward
Title: Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: November 30, 2017	/s/ Michael R. Ward
By: Michael R. Ward
Title: Director

Date: November 30, 2017	/s/ David Cibrian
By: David Cibrian
Title: Director

Date: November 30, 2017	/s/ Soll Sussman
By: Soll Sussman
Title: Director

Date: November 30, 2017	/s/ Alejandro Amelio
By: Alejandro Amelio
Title: Director

39