Form 10-Q
period 2017-10-31
Mirage Energy Corp
filed 2017-12-20
CIK 1623360

OMB APPROVAL
OMB Number: 3235-0070 Expires: September 30, 2018 Estimated average burden hours per response 187.43

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended October 31, 2017

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange:

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: December 20, 2017, there were 310,190,456 shares of the Company’s common stock were issued and outstanding.

MIRAGE ENERGY CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2017

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's 10-K for the year ending July 31, 2017 filed with the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year ending July 31, 2018.

3

MIRAGE ENERGY CORPORATION

INDEX TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

October 31, 2017

MIRAGE ENERGY CORPORATION

Consolidated Balance Sheets

	October 31,	July 31,
	2017	2017
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$748	$11,776
Prepaid expenses	1,313	1,559
Total Current Assets	2,061	13,335

Property, plant and equipment, net	5,797	6,192

Other Assets
Deposits	6,921	6,921
Total Other Assets	6,921	6,921

TOTAL ASSETS	$14,779	$26,448

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Loans payable, related parties	$214,694	$208,678
Accounts payable and accrued liabilities	369,627	337,384
Convertible debentures	71,000	33,000
Accrued salaries and payroll taxes, related parties	1,030,127	854,553
Total Current Liabilities	1,685,448	1,433,615

Long-Term Liabilities
Loan payable	50,000	50,000
TOTAL LIABILITIES	1,735,448	1,483,615

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par value $0.001, 10,000,000 shares authorized, 10,000,000 shares issued and outstanding as of October 31, 2017 and July 31, 2017	10,000	10,000
Common stock, par value $0.001, 900,000,000 shares authorized, 310,190,456 shares issued and outstanding as of October 31, 2017; 310,190,456 shares issued and outstanding as of July 31, 2017	310,190	310,190
Additional paid-in capital	66,101	66,101
Accumulated deficit	(2,106,860)	(1,843,358)
Accumulated other comprehensive loss	(100)	(100)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(1,720,669)	(1,457,167)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$14,779	$26,448

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MIRAGE ENERGY CORPORATION

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended
	October 31,
	2017	2016

OPERATING EXPENSES
General and administrative expenses	227,882	190,926
Professional fees	30,482	14,488
Total Operating Expenses	258,364	205,414

LOSS FROM OPERATIONS	(258,364)	(205,414)

OTHER EXPENSE
Interest expense	5,138	1,029
Total Other Expense	5,138	1,029

LOSS BEFORE INCOME TAXES	(263,502)	(206,443)

NET LOSS	(263,502)	(206,443)

TOTAL COMPREHENSIVE LOSS	$(263,502)	$(206,443)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.01)
Basic and Diluted Weighted Average Common Shares Outstanding	310,190,456	127,864,141

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MIRAGE ENERGY CORPORATION

Consolidated Statement of Cash Flows

(Unaudited)

	Three Months Ended
	October 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(263,502)	$(206,443)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation expense	395	396
Changes in operating assets and liabilities
Salary Advances	-	(10,000)
Prepaid expenses	246	(8,378)
Accounts payable	36,416	(45,015)
Accrued expenses	14,247	15,004
Accrued salaries and payroll taxes, related parties	161,327	153.750
Net cash (used) in operating activities	(50,871)	(100,686)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans receivable, related parties	-	(22,409)
U.S. and Mexican project development costs	-	(22,099)
Net cash (used) in investing activities	-	(44,508)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of convertible debentures	38,000	-
Proceeds from related parties loan payable	14,200	85,000
Repayments of related parties debt	(12,357)	-
Net cash provided by financing activities	39,843	85,000

Effects on changes in foreign exchange rate	-	-

Net (decrease) in cash	(11,028)	(60,194)

Cash and cash equivalents - beginning of period	11,776	76,165

Cash and cash equivalents - end of period	$748	$15,971

Supplemental Cash Flow Disclosures
Cash paid for interest	$641	$1,029

Cash payments for income taxes	$-	$-

Non-Cash Transactions
Expenses paid by shareholder	$4,173	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MIRAGE ENERGY CORPORATION

Notes to the Consolidated Interim Financial Statements

October 31, 2017

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Financial Statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States.

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s 10-K filed with the Securities and Exchange Commission on November 30, 2017.

Earnings or Loss per Share:

The Company accounts for earnings per share pursuant to ASC 260, Earnings per Share, which requires disclosure on the financial statements of “basic” and “diluted” earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to convertible debt, stock options and warrants for each year.

As of October 31, 2017 and 2016, there were no stock equivalents so basic and diluted losses per share in each of the period presented are the same.

Basis of Consolidation

These financial statements include the accounts of the Company and its wholly owned subsidiaries, 4Ward Resources, Inc., Cenote Energy, S. de R.L. de C.V., WPF Transmission, Inc., and WPF Mexico Pipelines, S. de R.L. de C.V. All material intercompany balances and transactions have been eliminated.

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had a net loss of $263,502 and had net cash used in operations of $50,871 for the three months ended October 31, 2017 and had an accumulated deficit and working capital deficit of $2,106,860 and $1,683,387 at that date. The Company has not established an ongoing source of revenues sufficient to cover its operating cost, and requires additional capital to commence its operating plan. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about its ability to continue as a going concern.

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

NOTE 4 - DEBT

A summary of debt at October 31, 2017 and July 31, 2017 is as follows:

	October 31,	July 31,
	2017	2017

Notes payables related party, unsecured, interest bearing at 5% rate per annum, on demand	$182,600	$187,600
Note, unsecured interest bearing at 2% per annum, due 07/09/2020	50,000	50,000
Convertible debenture, unsecured, interest bearing at 12% per annum,, convertible at 12/25/2017 with conversion price at a discount rate of 45% of market price which is the average of the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to the conversion date, maturity date of 03/30/2018	33,000	33,000
Convertible debenture, unsecured, interest bearing at 12% per annum,, convertible at 02/18/2018 with conversion price at a discount rate of 45% of market price which is the average of the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to the conversion date, maturity date of 05/30/2018	38,000	-
Loan payable related party, unsecured, non-interest bearing, on demand	32,094	21,078
Total Debt	335,694	291,678
Less: Current Maturities	285,694	241,678

Total Long-Term Debt	$50,000	$50,000

The Company analyzed the conversion option in the notes for derivative accounting treatment under ASC Topic 815, “Derivatives and Hedging,” and determined that the instrument does not qualify for derivative accounting.

NOTE 5 - RELATED PARTY TRANSACTIONS

As of October 31, 2017 and 2016, the CEO and two other members of management and one other employee had earned accrued unpaid salary in the amount of $987,750, as of October 31, 2017. Accrued salaries of $987,750 combined with accrued payroll taxes of $42,377 for a total accrued related party salaries and payroll tax of $1,030,127 for the year ended.

Also, Mr. Michael Ward, President, is owed $21,078 at July 31, 2017 which has increased to $32,094 as of October 31, 2017 resulting from $14,200 of cash proceeds, expenses paid of $4,173, and repayments of $7,357. Additionally, a company owned by the spouse of the CEO provided a loan of $187,600 to 4Ward Resources, Inc. Due to a $5,000 payment made during the quarter ended, the balance was decreased to a total loan amount of $182,600.

NOTE 6 – LEASES

On June 9, 2016, the Company entered into a Lease Agreement for its San Antonio, Texas office lease location. The Lease Period is for three (3) years beginning July 1, 2016. The Company shall pay as additional rent all other sums of money as shall become due and payable by them under this Lease. To date after sixteen (16) months of this thirty-six (36) month lease, no such additional charges have been made. Below is the schedule of rent for the remaining Lease term as of October 31, 2017.

Year	Amount
2018	$67,854.28
2019	$69,204.60

Total Remaining Base Rent	$137,058.88

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company has committed to Marcos y Asociados for services as of October 31, 2017, two (2) months of Acquisition of Pipeline Rights of Way remaining of the original eighteen (18) months commitment at $5,000 per month which leaves remaining balance of $10,000.

From time to time the Company may become a party to litigation matters involving claims against the Company. Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 8 - SUBSEQUENT EVENTS

On December 4, 2017, Mirage Energy Corporation entered into Securities Purchase Agreement with PowerUp Lending Group, Ltd. to issue an additional amount of convertible debenture in the amount of $53,000. Convertible debenture, unsecured, interest bearing at 12% per annum, convertible at 06/2/2018 with conversion price at a discount rate of 45% of market price which is the average of the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to the conversion date, maturity date of 09/15/2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Except for historical information, this report contains certain forward-looking statements. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the “Current Business” and "Risk Factors" sections in our 10-K, as filed on November 30, 2017 . You should carefully review the risks described in our documents we file from time to time with the Securities and Exchange Commission (“SEC”). You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

Corporate Overview

Company’s Plans

The Company has proposed to develop an integrated natural gas pipeline system in Texas and Mexico. The purpose of these pipelines will be to transport and store natural gas in an underground natural gas storage facility, which the Company proposes to permit and develop in northern Mexico. The Company believes that it has made substantial progress toward these goals with its preliminary project engineering designs and high level meetings with representatives of various Mexican regulatory agencies.

Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months ended October 31, 2017 and 2016

Revenues

Three month period ended October 31, 2017

For the three (3) month period ended October 31, 2017, we generated no revenue and incurred a net loss of $263,502.

Our net loss of $263,502 for the three (3) month period ended October 31, 2017 was the result of operating expenses of $258,364 and other expense (comprised of interest expense) of $5,138. Our operating expenses consisted of $227,882 in general and administrative expenses, and $30,482 in professional fees.

Three month period ended October 31, 2016

For the three (3) month period ended October 31, 2016, we generated no revenue and incurred a net loss of $206,443.

Our net loss of $206,443 for the three (3) month period ended October 31, 2016 was the result of operating expenses of $205,414 and other expense (comprised of interest expense) of $1,029. Our operating expenses consisted of $190,926 in general and administrative expenses, and $14,488 in professional fees.

Costs and Expenses

Our primary costs going forward are related to engineering, travel, professional fees, and legal fees associated with our proposed pipeline and natural gas storage activities in Mexico.

For the three (3) months ended October 31, 2017 and October 31, 2016, total general and administrative expenses were $227,882 and $190,926, respectively.

For the three (3) months ended October 31, 2017, we had $227,882 in general and administrative expenses compared to $190,926 in general and administrative expenses for the three (3) months ended October 31, 2016. The $36,956 increase in general and administrative expenses was primarily the result of spending related to executive compensation, office rental, travel and entertainment, public relations fees and other general and administrative expenses.

The professional fees for the three (3) months ending October 31, 2017 and October 31, 2016 were $30,482 and $14,488, respectively. The $15,994 increase was primarily related to increases in legal fees, auditing fees and other professional fees.

The executive compensation for the three (3) months ending October 31, 2017 and October 31, 2016 was $116,500 and $116,500, respectively. No change was due to same executives on the payroll during this quarter ended.

Liquidity and Capital Resources

Cash Flows

Operating Activities

For the three (3) month period ended October 31, 2017, net cash used in operating activities was $50,871. The negative cash flow for the three (3) months ended October 31, 2017 related to our net loss of $263,502, an increase in prepaid expenses of $246, adjusted for depreciation of $395, an increase of $36,416 in accounts payable, an increase of $14,247 in accrued expenses and an increase of $161,327 in accrued salaries and payroll taxes – related parties.

For the three (3) month period ended October 31, 2016, net cash used in operating activities was $100,686. The negative cash flow for the three (3) months ended October 31, 2016 related to our net loss of $206,443, plus salary advances of $10,000, prepaid expenses of $8,378, adjusted for depreciation of $396, a decrease of $45,015 in accounts payable, an increase of $15,004 in accrued expenses and an increase of $153,750 in accrued salaries – related parties.

Investing Activities

For the three (3) months ended October 31, 2017 net cash used in investing activities was nil.

For the three (3) months ended October 31, 2016 net cash used in investing activities was $44,508. The negative cash flow from investing activities for such period was comprised of loans receivable – officer in the amount of $22,409 and project development costs of $22,099.

Financing Activities

For the three (3) months ended October 31, 2017, net cash used from financing activities was $39,843. The negative cash flow from financing activities for such period was comprised of an increase in loans payable from related parties and proceeds from a long-term loan and convertible debenture.

For the three (3) months ended October 31, 2016, net cash provided from financing activities was $85,000. The positive cash flow from financing activities for such period was comprised of an increase in loans payable from related parties.

Liquidity

To date, we have funded our operations primarily with capital provided and loans provided by related parties, accruable of salaries and accounts payable along with sale of convertible debentures and a loan both from unrelated parties.

As of October 31, 2017, Mirage Energy Corporation had $748 in cash on hand and prepaid expenses of $1,313. Since Mirage Energy Corporation was unable to reasonably project its future revenue, it must presume that it will not generate any revenue during the next twelve (12) to twenty-four (24) months. We therefore will need to obtain additional debt or equity funding in the next two (2) – three (3) months, but there can be no assurances that such funding will be available to us in sufficient amounts or on reasonable terms.

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

For the three months ended October 31, 2017, the Company has funded operations $39,843 through loan proceeds of $38,000, proceeds from related parties’ loan payable of $14,200 less repayments of related parties’ debt of $12,357. The $38,000 loan proceeds are from a sale of a convertible debenture. The Company plans to raise additional funds through various sources to support ongoing operations during 2017 and 2018.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended October 31, 2017, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material legal proceedings pending against the Company to the knowledge of management.

ITEM 1A. RISK FACTORS

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

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

Date: December 20, 2017

Mirage Energy Corporation

(Registrant)

By:	/s/ Michael R. Ward	/s/ Michael R. Ward
	Michael R. Ward	Michael R. Ward
	Chief Executive Officer (Principal Executive Officer)	Chief Financial Officer (Principal Accounting Officer)

