Form 10-Q
period 2018-01-31
Mirage Energy Corp
filed 2018-04-30
CIK 1623360

OMB APPROVAL
OMB Number: 3235-0070 Expires: September 30, 2018 Estimated average burden hours per response 187.43

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended January 31, 2018

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

____________________________________________________________

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: April 25, 2018 there were 324,516,064 shares of the Company’s common stock issued and outstanding.

MIRAGE ENERGY CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2018

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's 10-K for the year ending July 31, 2017 filed with the Securities and Exchange Commission and the financial statements contained in the Company’s Current Report 10-Q for the quarter ending January 31, 2018. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year ending July 31, 2018.

3

MIRAGE ENERGY CORPORATION

INDEX TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

January 31, 2018

MIRAGE ENERGY CORPORATION

Consolidated Balance Sheets

	January 31,	July 31,
	2018	2017
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$41,008	$11,776
Prepaid expenses	1,778	1,559
Total Current Assets	42,786	13,335

Property, plant and equipment, net	5,402	6,192

Other Assets
Deposits	6,921	6,921
Total Other Assets	6,921	6,921

TOTAL ASSETS	$55,109	$26,448

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Loans payable, related parties	$221,928	$208,678
Accounts payable and accrued liabilities	440,196	337,384
Convertible notes	210,676	33,000
Accrued salaries and payroll taxes, related parties	1,157,958	854,553
Total Current Liabilities	2,030,758	1,433,615

Long-Term Liabilities
Loan payable	50,000	50,000
TOTAL LIABILITIES	2,080,758	1,483,615

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par value $0.001, 10,000,000 shares authorized, 10,000,000 shares issued and outstanding as of January 31, 2018 and July 31, 2017	10,000	10,000
Common stock, par value $0.001, 900,000,000 shares authorized, 314,663,348 shares issued and outstanding as of January 31, 2018; 310,190,456 shares issued and outstanding as of July 31, 2017	314,663	310,190
Additional paid-in capital	193,116	66,101
Accumulated deficit	(2,543,328)	(1,843,358)
Accumulated other comprehensive loss	(100)	(100)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(2,025,649)	(1,457,167)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$55,109	$26,448

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MIRAGE ENERGY CORPORATION

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2018	2017	2018	2017

OPERATING EXPENSES
General and administrative expenses	$311,730	$248,979	$539,612	$440,905
Professional fees	15,086	23,701	45,568	37,189
Total Operating Expenses	326,816	272,680	585,180	478,094

LOSS BEFORE OPERATIONS	(326,816)	(272,680)	(585,180)	(478,094)

OTHER EXPENSE
Interest expense	109,652	2,080	114,790	3,108
Total Other Expense	109,652	2,080	114,790	3,108

LOSS BEFORE INCOME TAXES	(436,468)	(274,760)	(699,970)	(481,202)

NET LOSS	(436,468)	(274,760)	(699,970)	(481,202)

TOTAL COMPREHENSIVE LOSS	$(436,468)	$(274,760)	$(699,970)	$(481,202)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	310,904,153	134,793,104	310,550,977	141,722,209

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MIRAGE ENERGY CORPORATION

Consolidated Statement of Cash Flows

(Unaudited)

	Six Months Ended
	January 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(699,970)	$(481,202)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation expense	790	395
Loss on change in fair value of convertible debt	65,164	-
Penalty on convertible debt	35,500	-
Issuance of stock for services and fees	42,500	-
Changes in operating assets and liabilities
Salary advances	-	(10,000)
Prepaid expenses	(219)	2,290
Accounts payable	106,985	152,077
Accrued expenses	9,155	149,061
Accrued salaries and payroll taxes, related parties	294,250	-
Net cash (used) in operating activities	(145,845)	(187,379)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans to related party	-	(3,610)
Project development costs	-	(18,940)
Net cash (used) in investing activities	-	(22,550)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan, related party	27,434	134,100
Repayment of loan, related party	(18,357)	-
Proceeds from convertible debt	166,000	-
Net cash provided by financing activities	175,077	134,100

Effects on changes in foreign exchange rate	-	527

Net increase (decrease) in cash	29,232	(75,302)

Cash and cash equivalents - beginning of period	11,776	76,165

Cash and cash equivalents - end of period	$41,008	$863

Supplemental Cash Flow Disclosures
Cash paid for interest	$2,321	$32
Cash payments for income taxes	$-	$-

Supplemental Non-Cash Flow Disclosures
Net assets assumed in reverse merger	$-	$39,772
Expenses paid by shareholder	$4,173	$-
Stock issued for convertible debt	$88,988	$-

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

MIRAGE ENERGY CORPORATION

Notes to the Consolidated Interim Financial Statements

January 31, 2018

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

Earnings or Loss per Share:

The Company accounts for earnings per share pursuant to ASC 260, Earnings per Share, which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to convertible debt, stock options and warrants for each year.

During the period ended January 31, 2018, there were 3,472,893 shares of common stock issued in settlement of debt. There are 10,000,000 shares of preferred stock that are convertible into 200,000,000 shares of common stock. An additional 1,551,351 shares of common stock could potentially be issued for convertible debt.

Basis of Consolidation

These financial statements include the accounts of the Company and its wholly owned subsidiaries, 4Ward Resources, Inc., Cenote Energy, S. de R.L. de C.V., WPF Transmission, Inc., and WPF Mexico Pipelines, S. de R.L. de C.V. All material intercompany balances and transactions have been eliminated.

Financial Instruments

The Company’s notes that have become convertible are subject to ASC Topic 480, “Distinguishing Liabilities from Equity,” as the debt is a mostly fixed amount to be settled with a variable number of shares.

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had a net loss of $699,970 and had net cash used in operations of $145,845 for the six months ended January 31, 2018 and had an accumulated deficit and working capital deficit of $2,543,328 and $1,987,972 at that date. The Company has not established an ongoing source of revenues sufficient to cover its operating cost, and requires additional capital to commence its operating plan. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about its ability to continue as a going concern.

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

NOTE 4 - DEBT

A summary of debt at January 31, 2018 and July 31, 2017 is as follows:

	January 31,	July 31,
	2018	2017
Notes payables related party, unsecured, interest bearing at 5% rate per annum, on demand	$182,600	$187,600
Note, unsecured interest bearing at 2% per annum, due July 9, 2020	50,000	50,000

Convertible debenture, unsecured, interest bearing at 12% per annum, issued June 28, 2017 in the amount of $33,000 with fees of $3,000 and cash proceeds of $30,000, convertible at December 25, 2017 with conversion price at a discount rate of 45% of market price which is the average of the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to the conversion date, maturity date of March 30, 2018. This note defaulted on November 15, 2017 and a default penalty of $16,500 was added to the note for a total of $49,500 and incurred default interest rate of 22% During January 2018, $40,000 of this debt was converted and the Company issued 3,472,892 shares of common stock with a fair value of $88,988 in payment leaving a principal balance of $9,500 of which fair market value was recorded at January 31, 2018 as $25,676. The convertible note has a net change in fair value of $65,164.

	25,676	33,000

Convertible debenture, unsecured, interest bearing at 12% per annum, issued August 22, 2017 in the amount of $38,000 with fees of $3,000 and cash proceeds of $35,000, convertible at February 18, 2018 with conversion price at a discount rate of 45% of market price which is the average of the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to the conversion date, maturity date of May 30, 2018. This note defaulted on November 15, 2017 and a default penalty of $19,000 was added to the note for a total of $57,000 and incurred default interest rate of 22%.

	57,000	-

Convertible debenture, unsecured, interest bearing at 12% per annum,, issued December 4, 2017 in the amount of $53,000 with fees of $3,000 and cash proceeds of $50,000, convertible at June 2, 2018 with conversion price at a discount rate of 45% of market price which is the average of the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to the conversion date, maturity date of September 15, 2018. After subsequent period, this note defaulted on March 25, 2018 and a default penalty of $26,500 was added to the note for a total of $79,500 and incurred default interest rate of 22%.

	53,000	-

Convertible debenture, unsecured, interest bearing at 12% per annum,, issued January 5, 2018 in the amount of $75,000 with an original issue discount of $2,000 and cash proceeds of $73,000, convertible at July 4, 2018 with conversion price at a discount rate of 45% of market price which is the average of the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to the conversion date, maturity date of January 5, 2019. After subsequent period, this note is in default and incurred default interest rate of 18%. The Company has not received any notice of default and associated default penalties remain unassessed by Lender.

	75,000	-
Loan payable related party, unsecured, non-interest bearing, on demand	39,328	21,078
Total Debt	482,604	291,678
Less: Current Maturities	432,604	241,678

Total Long-Term Debt	$50,000	$50,000

At the date each convertible instrument becomes convertible it is subject to ASC Topic 480, “Distinguishing Liabilities from Equity,” since the debt is a mostly fixed amount to be settled with a variable number of shares.

NOTE 5 - RELATED PARTY TRANSACTIONS

As of January 31, 2018, the CEO and two other members of management and one other employee had earned accrued unpaid salary in the amount of $1,113,000, as of January 31, 2018. Accrued salaries of $1,113,000 combined with accrued payroll taxes of $44,958 for a total accrued related party salaries and payroll tax of $1,157,958 for the six months ended.

Also, Mr. Michael Ward, President, was owed $21,078 at July 31, 2017 which has increased to $39,328 as of January 31, 2018 resulting from additional $27,434 of cash proceeds, expenses paid of $4,173, and repayments of $18,357. Additionally, a company owned by the spouse of the CEO provided a loan of $182,600 and $187,600 respectively, to 4Ward Resources, Inc. for the period ended January 31, 2018 and year ended July 31, 2017.

NOTE 6 – LEASES

On June 9, 2016, the Company entered into a Lease Agreement for its San Antonio, Texas office lease location. The Lease Period is for three (3) years beginning July 1, 2016. The Company shall pay as additional rent all other sums of money as shall become due and payable by them under this Lease. To date after nineteen (19) months of this thirty-six (36) month lease, no such additional charges have been made. Below is the schedule of rent for the remaining Lease term as of January 31, 2018.

Year	Amount
2018	$33,758.35
2019	$83,045.52

Total Remaining Base Rent	$116,803.87

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company committed to eighteen (18) months of Acquisition of Pipeline Rights of Way to Marcos y Asociados with a total amount of $77,844.00 still due in services as of January 31, 2018.

From time to time, the Company may become a party to litigation matters involving claims against the Company. Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company’s financial position or results of operations.

In January, the Company entered into consulting agreements with two consultants with total consideration of 1,000,000 shares of common stock valued at $42,500. These shares were subsequently issued in March 2018.

NOTE 8 - SUBSEQUENT EVENTS

The Company evaluated events occurring subsequent to January 31, 2018, identifying those that are required to be disclosed as follows:

On February 14, 2018, PowerUp Lending Group Ltd. converted the remaining principal $9,500 of the $33,000 note issued June 28, 2017 that was defaulted to $49,500 along with $1,980 of accrued interest for 1,551,351shares of common stock.

On February 26, 2018, the Company entered into Securities Purchase Agreement with PowerUp Lending Group Ltd. to issue an additional amount of convertible note in the amount of $43,000.

During March 2018, PowerUp Lending Group Ltd. converted $45,000 of the $38,000 note issued August 22, 2017 that was defaulted to $57,000 for 8,251,365 shares of common stock.

On March 12, 2018, 4Ward Resources, Inc., a subsidiary executed a promissory note for $77,844 with Marcos Y Asociados, a vendor, representing the account balance due as of 01/31/18. The note was due on, or before April 15, 2018. This note is currently in default. The interest is accruing at 7.5% annually plus the penalty interest of 10% per annum if not paid when due.

On March 21, 2018, the Company recorded and issued 50,000 shares of common stock at $0.50 per share to Michael Liska for $25,000 paid to Michael Ward which reduces the balance still owed to Mr. Ward for loans given and expenses paid on behalf of the Company.

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

All references in this Form 10-Q to the “Company,” “Mirage Energy,” “we,” “us,” or “our” are to Mirage Energy Corporation.

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

Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months ended January 31, 2017 and 2018

Revenues

Three month period ended January 31, 2018

For the three (3) month period ended January 31, 2018, we generated no revenue and incurred a net loss of $436,468.

Our net loss of $436,468 for the three (3) month period ended January 31, 2018 was the result of operating expenses of $326,816 and other expense (comprised of interest expense) of $109,652. Our operating expenses consisted of $311,730 in general and administrative expenses, and $15,086 in professional fees.

Three month period ended January 31, 2017

For the three (3) month period ended January 31, 2017, we generated no revenue and incurred a net loss of $274,760.

Our net loss of $274,760 for the three (3) month period ended January 31, 2017 was the result of operating expenses of $272,680 and other expense (comprised of interest expense) of $2,080. Our operating expenses consisted of $248,979 in general and administrative expenses, and $23,701 in professional fees.

Costs and Expenses

Our primary costs going forward are related to engineering, travel, professional fees, and legal fees associated with our proposed pipeline and natural gas storage activities in Mexico.

For the three (3) months ended January 31, 2018 and January 31, 2017, total general and administrative expenses were $311,730 and $248,979, respectively.

For the three (3) months ended January 31, 2018, we had $311,730 in general and administrative expenses compared to $248,979 in general and administrative expenses for the three (3) months ended January 31, 2017. The $62,751 increase in general and administrative expenses was primarily the result of spending related to executive compensation, office rental, travel and entertainment, public relations fees and other general and administrative expenses.

The professional fees for the three (3) months ending January 31, 2018 and January 31, 2017 were $15,086 and $23,701, respectively. The $8,615 decrease was primarily related to decreases in legal fees, stock transfer agent fees and other professional fees.

The executive compensation for the three (3) months ending January 31, 2018 and January 31, 2017 was $116,500 and $116,500, respectively. No change was due to same executives on the payroll during this quarter ended.

Liquidity and Capital Resources

Cash Flows

Operating Activities

For the six (6) month period ended January 31, 2018, net cash used in operating activities was $150,018. The negative cash flow for the six (6) months ended January 31, 2018 related to our net loss of $699,970, a decrease in prepaid expenses of $219, adjusted for depreciation of $790, an increase of $35,500 in convertible debt due to default, a change of $65,164 in convertible debt due to fair market value, an increase of $106,985 in accounts payable, an increase of $9,155 in accrued expenses and an increase of $294,250 in accrued salaries and payroll taxes – related parties.

For the six (6) month period ended January 31, 2017, net cash used in operating activities was $187,379. The negative cash flow for the six (6) months ended January 31, 2017 related to our net loss of $481,202, a decrease in salary advances of $10,000, an increase in prepaid expenses of $2,290, adjusted for depreciation of $395, an increase of $152,077 in accounts payable, and an increase of $149,061 in accrued expenses.

Investing Activities

For the six (6) months ended January 31, 2018 net cash used in investing activities was nil.

For the six (6) months ended January 31, 2017 net cash used in investing activities was $22,550. The negative cash flow from investing activities for such period was comprised of loans receivable – officer in the amount of $3,610 and project development costs of $18,940.

Financing Activities

For the six (6) months ended January 31, 2018, net cash provided by financing activities was $175,077. The positive cash flow from financing activities for such period was comprised of an increase in proceeds from related party loan and convertible debt, increase in repayment of related party loan and an increase in issuance of stock for services and fees.

For the six (6) months ended January 31, 2017, net cash provided from financing activities was $134,100. The positive cash flow from financing activities for such period was comprised of an increase in loans payable from related parties.

Liquidity

To date, we have funded our operations primarily with capital provided and loans provided by related parties, salaries accrued to related parties and accounts payable along with sale of convertible debentures.

As of January 31, 2018, Mirage Energy Corporation had $41,008 in cash on hand and prepaid expenses of $1,778. Since Mirage Energy Corporation was unable to reasonably project its future revenue, it must presume that it will not generate any revenue during the next twelve (12) to twenty-four (24) months. We therefore will need to obtain additional debt or equity funding in the next two (2) – three (3) months, but there can be no assurances that such funding will be available to us in sufficient amounts or on reasonable terms.

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

For the six months ended January 31, 2018, the Company has funded operations of $145,845 through loan proceeds of $166,000 and proceeds from related parties’ loan payable of $27,434. The $166,000 loan proceeds are from sale of convertible notes. The Company plans to raise additional funds through various sources to support ongoing operations during 2018.

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

At July 31, 2017, the Company had net operating loss carry forwards of approximately ($794,945), which will begin to expire in 2036 and are calculated at an expected blended tax rate of approximately 26%.

“ FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At December 31, 2015, the Company has not taken any tax positions that would require disclosure under FASB ASC 740.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended January 31, 2018, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material legal proceedings pending against the Company to the knowledge of management.

ITEM 1A. RISK FACTORS

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 21, 2018, the Company offered and sold Fifty Thousand (50,000) shares of common stock to Michael Liska valued at $0.50 per share.

On or about January 3, 2018, the Company engaged two individuals, Candice J. Renee and Mark Sands to provide investor awareness and communications in regard to the Company's business operations. The Company prepaid Renee Seven Hundred Thousand (700,000) shares valued at $29,750 and Mark Sands Three Hundred Thousand (300,000) shares valued at $12, 750 of Company restricted common stock for the services.

The shares of common stock were not registered under the Securities Act of 1933, as amended (the “Securities Act”), and were offered, sold and issued in reliance upon the exemption from registration provided by Section 4 (a) (2) of the Securities Act, as a transaction by an issuer not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

See Item 5 below..

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Debt Financing Transactions

The Company entered into a series of security purchase agreements and corresponding convertible promissory notes in a series of debt financing transactions. The following is a summary of the promissory notes, which are qualified their entirety by the attached Exhibits 10.1, 10.2, 10.3, 10.4 and 10.5.

The Company has defaulted under the terms of the convertible promissory notes, principally for untimely filing of its SEC periodic reports.

Note 1

On June 28, 2017, the Company borrowed $33,000 from Power Up Lending Group Ltd., a Virginia corporation ("Power Up"). The promissory note bears interest at the rate of 12% per annum and is due March 30, 2018. The note is convertible into Company common stock at a Forty-five (45%) discount to the market price of our common stock. Market price is the average of the lowest one day trading price during a twenty (20) days preceding conversion. On January 9, January 19, February 1, February 16 and March 2, 2018, the Company issued 940,439, 1,181,102, 1,351,351, 1,551,351 and 2,459,016 conversion shares, respectively. The Power Up notes may be paid off during the initial 180 days at specified premiums. The Company may pay off the note during the initial 180 days at a premium. After the expiration of 180 days, the Company may not pay off the note. The note may be paid off at maturity. The Holder has voluntarily limited its conversion to no more than 4.99% of the Company's issued and outstanding common stock. This note went into default due to the Company's untimely filing of its Annual Report for the year ending July 31, 2017. A default penalty of $16,500 was assessed. As of March 6, 2018, this note had been paid in full by equity.

Note 2

On August 22, 2017, the Company borrowed $38,000 from Power Up. The promissory note bears interest at the rate of 12% per annum and is due on May 30, 2018. The note is convertible into Company common stock at a Forty-five (45%) discount to the market price of our common stock. Market price is the average of the lowest one day trading price during a twenty (20) days preceding conversion. The note may be paid off during the initial 180 days at a specified premium. The Company may pay off the note during the initial 180 days at a premium. After the expiration of 180 days, the Company may not pay off the note. The note may be paid off at maturity. The Holder has voluntarily limited its conversion to no more than 4.99% of the Company's issued and outstanding common stock. This note went into default due to the Company's untimely filing of its Annual Report for the year ending July 31, 2017. A default penalty of $19,000 was assessed.

Note 3

On December 4, 2017, the Company borrowed $53,000 from Power Up. The promissory note bears interest at the rate of 12% per annum and is due on September 15, 2018. The note is convertible into Company common stock at a Forty-five (45%) discount to the market price of our common stock. Market price is the average of the lowest one day trading price during a twenty (20) days preceding conversion. The note may be paid off during the initial 180 days at a specified premium. The Company may pay off the note during the initial 180 days at a premium. After the expiration of 180 days until the maturity date, the note may be paid off at a 150% premium. The Holder has voluntarily limited its conversion to no more than 4.99% of the Company's issued and outstanding common stock. This note went into default due to the Company's untimely filing of its Annual Report for the year ending July 31, 2017. A default penalty of $26,500 was assessed.

Note 4

On February 26, 2018, the Company borrowed 43,000 from Power Up Lending Group, Inc. The promissory note bears interest at the rate of 12% per annum and is due on November 30, 2018. The note is convertible into Company common stock at a Forty-five (45%) discount to the market price of our common stock. Market price is the average of the lowest one day trading price during a twenty (20) days preceding conversion. The note may be paid off during the initial 180 days at a specified premium. The Company may pay off the note during the initial 180 days at a premium. After the expiration of 180 days until the maturity date, the note may be paid off at a 150% premium. The Holder has voluntarily limited its conversion to no more than 4.99% of the Company's issued and outstanding common stock. This note went into default due to the Company's untimely filing of its Annual Report for the year ending July 31, 2017. A default penalty of $21,500 was assessed.

Note 5

On January 5, 2018, the Company borrowed $75,000 from JSJ Investments, Inc., a Texas corporation. The promissory note bears interest at the rate of 12% and is due on January 5, 2019. The note has an original issue discount of $2,000. The note is convertible into Company common stock at a Forty-five (45%) discount to the market price of our common stock. Market price is the average of the lowest one day trading price during a twenty (20) days preceding conversion. The Company may pay off the note during the initial 180 days at a premium. After the expiration of 180 days, the Company may not pay off the note. The note may be paid off at maturity. The Holder has voluntarily limited its conversion to no more than 4.99% of the Company's issued and outstanding common stock. The Company has defaulted on this note under paragraph 10(a)(iv, xi, xii, xiii, xiv). The Company has not received any notice of default and associated default penalties remain unassessed by Lender.

Trade Creditor Note:

On March 12, 2018, 4Ward Resources, Inc., a subsidiary executed a promissory note for $77,844 with Marcos Y Asociados Infraestructura Y Energia, S.C., a vendor representing the balance due as of 01/31/18 for rights of way services on behalf of the Company's development activities in Mexico. The note was due on, or before April 15, 2018. The Company has defaulted on the note repayment obligation.

ITEM 6. EXHIBITS

10.1	Power Up Lending Group, Ltd. Convertible Promissory Note dated June 28, 2017
10.2	Power Up Lending Group, Ltd. Convertible Promissory Note dated August 22, 2017
10.3	Power Up Lending Group, Ltd. Convertible Promissory Note dated December 4, 2017
10.4	Power Up Lending Group, Ltd. Convertible Promissory Note dated February 26, 2018
10.5	JSJ Investments, Inc. Convertible Promissory Note dated January 5, 2018
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: April 27, 2018

Mirage Energy Corporation

(Registrant)

By:	/s/ Michael R. Ward	/s/ Michael R. Ward
	Michael R. Ward	Michael R. Ward
	Chief Executive Officer (Principal Executive Officer)	Chief Financial Officer (Principal Accounting Officer)

