Form 10-Q
period 2018-04-30
Mirage Energy Corp
filed 2018-06-20
CIK 1623360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended April 30, 2018

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: June 18, 2018 there were 329,882,379 shares of the Company’s common stock issued and outstanding.

MIRAGE ENERGY CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2018

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's 10-K for the year ending July 31, 2017 filed with the Securities and Exchange Commission and the financial statements contained in the Company’s Current Report 10-Q for the quarter ending April 30, 2018. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year ending July 31, 2018.

3

MIRAGE ENERGY CORPORATION

INDEX TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

April 30, 2018

MIRAGE ENERGY CORPORATION

Consolidated Balance Sheets

	April 30,	July 31,
	2018	2017
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$5,182	$11,776
Prepaid expenses	540	1,559
Total Current Assets	5,722	13,335

Property, plant and equipment, net	5,007	6,192

Other Assets
Deposits	6,921	6,921
Total Other Assets	6,921	6,921

TOTAL ASSETS	$17,650	$26,448

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Loans payable, related parties	$165,877	$208,678
Accounts payable and accrued liabilities	422,598	337,384
Loan payable	77,844	-
Convertible notes	243,000	33,000
Accrued salaries and payroll taxes, related parties	1,285,567	854,553
Total Current Liabilities	2,194,886	1,433,615

Long-Term Liabilities
Loan payable	50,000	50,000
TOTAL LIABILITIES	2,244,886	1,483,615

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par value $0.001, 10,000,000 shares authorized, 10,000,000 shares issued and outstanding as of April 30, 2018 and July 31, 2017	10,000	10,000
Common stock, par value $0.001, 900,000,000 shares authorized, 324,516,064 shares issued and outstanding as of April 30, 2018; 310,190,456 shares issued and outstanding as of July 31, 2017	324,516	310,190
Additional paid-in capital	325,146	66,101
Accumulated deficit	(2,886,798)	(1,843,358)
Accumulated other comprehensive loss	(100)	(100)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(2,227,236)	(1,457,167)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$17,650	$26,448

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MIRAGE ENERGY CORPORATION

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2018	2017	2018	2017

OPERATING EXPENSES
General and administrative expenses	$208,854	$467,278	$748,466	$913,129
Professional fees	19,389	38,510	64,957	70,734
Total Operating Expenses	228,243	505,788	813,423	983,863

LOSS BEFORE OPERATIONS	(228,243)	(505,788)	(813,423)	(983,863)

OTHER EXPENSE
Interest expense	115,227	3,014	230,017	6,122
Total Other Expense	115,227	3,014	230,017	6,122

LOSS BEFORE INCOME TAXES	(343,470)	(508,802)	(1,043,440)	(989,985)

NET LOSS	(343,470)	(508,802)	(1,043,440)	(989,985)

OTHER COMPREHENSIVE LOSS	-	(100)	-	(100)

TOTAL COMPREHENSIVE LOSS	$(343,470)	$(508,902)	$(1,043,440)	$(990,085)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Basic and Diluted Weighted Average Common Shares Outstanding	316,567,075	310,152,928	313,795,366	191,961,783

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MIRAGE ENERGY CORPORATION

Consolidated Statement of Cash Flows

(Unaudited)

	Nine Months Ended
	April 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(1,043,440)	$(990,085)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation expense	1,185	1,186
Loss on change in fair value of convertible debt	121,391	-
Penalty on convertible debt	83,500	-
Issuance of stock for services and fees	42,500	262,500
Changes in operating assets and liabilities
Prepaid expenses	1,019	(4,084)
Accounts payable	185,679	46,991
Accrued expenses	13,494	32,399
Accrued salaries and payroll taxes, related parties	419,500	429,576
Net cash (used) in operating activities	(175,172)	(221,517)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans to related party	-	(11,000)
Project development costs	-	(33,941)
Net cash (used) in investing activities	-	(44,941)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan, related party	27,700	169,744
Repayments of loan, related party	(93,122)	-
Proceeds from sale of common stock	25,000	20,000
Proceeds from convertible debt	209,000	-
Net cash provided by financing activities	168,578	189,744

Effects on changes in foreign exchange rate	-	1,026

Net (decrease) in cash	(6,594)	(75,688)

Cash and cash equivalents - beginning of period	11,776	76,165

Cash and cash equivalents - end of period	$5,182	$477

Supplemental Cash Flow Disclosures
Cash paid for interest	$2,714	$54
Cash payments for income taxes	$-	$-

Supplemental Non-Cash Flow Disclosures
Net assets assumed in reverse merger	$-	$40,288
Expenses paid by shareholder	$22,621	$-
Stock issued for convertible interest	$3,745	$-
Stock issued for convertible debt	$202,126	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MIRAGE ENERGY CORPORATION

Notes to the Consolidated Interim Financial Statements

April 30, 2018

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

There are 10,000,000 shares of preferred stock that are convertible into 200,000,000 shares of common stock. As of April 30, 2018, the number of shares of common stock that can be issued for convertible debt as per Note 9 - Subsequent Events are 1,720,482. The other notes were not convertible at April 30, 2018.

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

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had a net loss of $1,043,440 and had net cash used in operations of $175,172 for the nine months ended April 30, 2018 and had an accumulated deficit and working capital deficit of $2,886,798 and $2,189,164 at that date. The Company has not established an ongoing source of revenues sufficient to cover its operating cost, and requires additional capital to commence its operating plan. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about its ability to continue as a going concern.

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

NOTE 4 - DEBT

A summary of debt at April 30, 2018 and July 31, 2017 is as follows:

	April 30,	July 31,
	2018	2017
Notes payables related party, unsecured, interest bearing at 5% rate per annum, on demand	$165,877	$187,600
Note, unsecured interest bearing at 2% per annum, due July 9, 2020	50,000	50,000
Note, unsecured interest bearing at 7.5% per annum, due April 15, 2018. This note is now in default as of April 16, 2018 and has a default interest of 17.5%	77,844	-

Convertible debenture, unsecured, interest bearing at 12% per annum, issued June 28, 2017 in the amount of $33,000 with fees of $3,000 and cash proceeds of $30,000, convertible at December 25, 2017 with conversion price at a discount rate of 45% of market price which is the average of the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to the conversion date, maturity date of March 30, 2018. This note defaulted on November 15, 2017 and a default penalty of $16,500 was added to the note for a total of $49,500 and incurred default interest rate of 22%. During January and February 2018, $49,500 of this debt plus $1,980 in interest was converted and the Company issued 5,024,243 shares of common stock with a fair value of $110,708 in payment leaving no balance due. The convertible note had a net change in fair value of $59,227.

	-	33,000

Convertible debenture, unsecured, interest bearing at 12% per annum, issued August 22, 2017 in the amount of $38,000 with fees of $3,000 and cash proceeds of $35,000, convertible at February 18, 2018 with conversion price at a discount rate of 45% of market price which is the average of the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to the conversion date, maturity date of May 30, 2018. This note defaulted on November 15, 2017 and a default penalty of $19,000 was added to the note for a total of $57,000 and incurred default interest rate of 22%. During March 2018, $45,000 of this debt was converted and the Company issued 8,251,365 shares of common stock with a fair value of $95,164 in payment leaving a principal balance of $12,000 of which fair market value was recorded at April 30, 2018 as $24,000. The convertible note has a net change in fair value of $62,164.

	24,000	-

Convertible debenture, unsecured, interest bearing at 12% per annum,, issued December 4, 2017 in the amount of $53,000 with fees of $3,000 and cash proceeds of $50,000, convertible at June 2, 2018 with conversion price at a discount rate of 45% of market price which is the average of the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to the conversion date, maturity date of September 15, 2018. This note defaulted on March 25, 2018 and a default penalty of $26,500 was added to the note for a total of $79,500 and incurred default interest rate of 22%. As of April 30, 2018, $0 of this debt was converted and the Company issued no shares of common stock leaving a principal balance of $79,500. This note becomes convertible on June 2, 2018.

	79,500	-

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

Convertible debenture, unsecured, interest bearing at 12% per annum,, issued February 26, 2018 in the amount of $43,000 with fees of $3,000 and cash proceeds of $40,000, convertible at August 25, 2018 with conversion price at a discount rate of 45% of market price which is the average of the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to the conversion date, maturity date of November 30, 2018. This note defaulted on March 25, 2018 and a default penalty of $21,500 was added to the note for a total of $64,500 and incurred default interest rate of 22%. As of April 30, 2018, $0 of this debt was converted and the Company issued no shares of common stock leaving a principal balance of $64,500. This note becomes convertible on August 25, 2018.

	64,500	-
Loan payable related party, unsecured, non-interest bearing, on demand	-	21,078
Total Debt	536,721	291,678
Less: Current Maturities	486,721	241,678

Total Long-Term Debt	$50,000	$50,000

At the date each convertible instrument becomes convertible it is subject to ASC Topic 480, “Distinguishing Liabilities from Equity,” since the debt is a mostly fixed amount to be settled with a variable number of shares.

NOTE 5 - RELATED PARTY TRANSACTIONS

As of April 30, 2018, the CEO and two other members of management and one other employee had earned accrued unpaid salary in the amount of $1,238,250 as of April 30, 2018. Accrued salaries of $1,238,250 combined with accrued payroll taxes of $47,317 for a total accrued related party salaries and payroll tax of $1,285,567 for the period from June 2015 until April 30, 2018.

Also, Mr. Michael Ward, President, was owed $21,078 at July 31, 2017 which has decreased to $0 as of April 30, 2018 resulting from additional $27,700 of cash proceeds, expenses paid of $22,621, and repayments of $71,399. Additionally, a company owned by the spouse of the CEO provided a loan of $165,877 and $187,600 respectively, to 4Ward Resources, Inc. for the period ended April 30, 2018 and year ended July 31, 2017. Due to partial payments totaling $21,723, the balance has decreased to a total loan amount of $165,877.

NOTE 6 – LEASES

On June 9, 2016, the Company entered into a Lease Agreement for its San Antonio, Texas office lease location. The Lease Period is for three (3) years beginning July 1, 2016. The Company shall pay as additional rent all other sums of money as shall become due and payable by them under this Lease. To date after twenty-two (22) months of this thirty-six (36) month lease, no such additional charges have been made. Below is the schedule of rent for the remaining Lease term as of April 30, 2018.

Year	Amount
2018	$13,503
2019	$83,045

Total Remaining Base Rent	$96,548

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company committed to eighteen (18) months of Acquisition of Pipeline Rights of Way to Marcos y Asociados with a total amount of $77,844 which was due April 15, 2018 and not paid as of April 30, 2018. Interest will continue accruing after April 30, 2018 until it is paid.

From time to time, the Company may become a party to litigation matters involving claims against the Company. Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 8 - EQUITY

In January, the Company entered into consulting agreements with two consultants with total consideration of 1,000,000 shares of common stock valued at $42,500. These shares were issued in March 2018 and are fully vested when they were issued. The term of both agreements shall be for a period of six months.

On March 21, 2018, the Company offered and sold Fifty Thousand (50,000) shares of common stock to Michael Liska valued at $0.50 per share for $25,000.

NOTE 9 - SUBSEQUENT EVENTS

The Company evaluated events occurring subsequent to April 30, 2018, identifying those that are required to be disclosed as follows:

On May 9, 2018, PowerUp Lending Group Ltd. converted principal in the amount of $8,000 of the $38,000 note issued August 22, 2017 that was defaulted to $57,000 for 963,855 shares of common stock.

On May 14, 2018, PowerUp Lending Group Ltd. converted the remaining principal $4,000 of the $38,000 note issued August 22, 2017 that was defaulted to $57,000 along with $2,280 of accrued interest for 756,627 shares of common stock.

On June 7, 2018, PowerUp Lending Group Ltd. converted principal in the amount of $15,000 of the $53,000 note issued December 4, 2017 that was defaulted to $79,500 for 1,562,500 shares of common stock.

On June 11, 2018, PowerUp Lending Group Ltd. converted principal in the amount of $20,000 of the $53,000 note issued December 4, 2017 that was defaulted to $79,500 for 2,083,333 shares of common stock.

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

Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months ended April 30, 2018 and 2017

Revenues

Three month period ended April 30, 2018

For the three (3) month period ended April 30, 2018, we generated no revenue and incurred a net loss of $343,470.

Our net loss of $343,470 for the three (3) month period ended April 30, 2018 was the result of operating expenses of $228,243 and other expense (comprised of interest expense) of $115,227. Our operating expenses consisted of $208,854 in general and administrative expenses, and $19,389 in professional fees.

Three month period ended April 30, 2017

For the three (3) month period ended April 30, 2017, we generated no revenue and incurred a net loss of $508,802.

Our net loss of $508,802 for the three (3) month period ended April 30, 2017 was the result of operating expenses of $505,788 and other expense (comprised of interest expense) of $3,014. Our operating expenses consisted of $467,278 in general and administrative expenses, and $38,510 in professional fees.

Costs and Expenses

Our primary costs going forward are related to engineering, travel, professional fees, and legal fees associated with our proposed pipeline and natural gas storage activities in Mexico.

For the three (3) months ended April 30, 2018 and April 30, 2017, total general and administrative expenses were $228,243 and $505,788, respectively.

For the three (3) months ended April 30, 2018, we had $208,854 in general and administrative expenses compared to $467,278 in general and administrative expenses for the three (3) months ended April 30, 2017. The $258,424 decrease in general and administrative expenses was primarily due to the reduction in spending related to director compensation.

The professional fees for the three (3) months ending April 30, 2018 and April 30, 2017 were $19,389 and $38,510, respectively. The $19,121 decrease was primarily related to a reduction in legal fees and transfer agent costs.

The executive compensation for the three (3) months ending April 30, 2018 and April 30, 2017 was $116,500 and $116,500, respectively. No change was due to same executives on the payroll during this quarter with no change in compensation amounts.

Liquidity and Capital Resources

Cash Flows

Operating Activities

For the nine (9) month period ended April 30, 2018, net cash used in operating activities was $175,172. The negative cash flow for the nine (9) months ended April 30, 2018 related to our net loss of $1,043,440, a decrease in prepaid expenses of $1,019, adjusted for depreciation of $1,185, an increase of $83,500 in convertible debt due to default, a change of $121,391 in convertible debt due to fair market value, an increase of $185,679 in accounts payable, an increase of $13,494 in accrued expenses and an increase of $419,500 in accrued salaries and payroll taxes – related parties.

For the nine (9) month period ended April 30, 2017, net cash used in operating activities was $221,517. The negative cash flow for the nine (9) months ended April 30, 2017 related to our net loss of $990,085, an increase in prepaid expenses of $4,084, adjusted for depreciation of $1,186, an increase of $46,991 in accounts payable, and an increase of $32,399 in accrued expenses.

Investing Activities

For the nine (9) months ended April 30, 2018 net cash used in investing activities was nil.

For the nine (9) months ended April 30, 2017 net cash used in investing activities was $44,941. The negative cash flow from investing activities for such period was comprised of loans receivable – officer in the amount of $11,000 and project development costs of $33,941.

Financing Activities

For the nine (9) months ended April 30, 2018, net cash provided by financing activities was $168,578. The positive cash flow from financing activities for such period was comprised of an increase in proceeds from related party loan and convertible debt and increase in repayment of related party loan.

For the nine (9) months ended April 30, 2017, net cash provided from financing activities was $189,744. The positive cash flow from financing activities for such period was comprised of an increase in loans payable from related parties and proceeds from sale of common stock.

Liquidity

To date, we have funded our operations primarily with capital provided and loans provided by related parties, salaries accrued to related parties and accounts payable along with sale of convertible debentures.

As of April 30, 2018, Mirage Energy Corporation had $5,182 in cash on hand and prepaid expenses of $540. Since Mirage Energy Corporation was unable to reasonably project its future revenue, it must presume that it will not generate any revenue during the next twelve (12) to twenty-four (24) months. We therefore will need to obtain additional debt or equity funding in the next two (2) – three (3) months, but there can be no assurances that such funding will be available to us in sufficient amounts or on reasonable terms.

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

For the nine months ended April 30, 2018, the Company has funded operations of $175,172 through loan proceeds of $209,000 and proceeds from related parties’ loan payable of $27,700. The $209,000 loan proceeds are from sale of convertible notes. The Company plans to raise additional funds through various sources to support ongoing operations during 2018.

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

Revenue Recognition

The Company intends to recognize revenues when earned which shall be as products are shipped and services are delivered to customers or distributors. The Company shall also record accounts receivable for revenue earned but not yet collected.

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

“FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At December 31, 2015, the Company has not taken any tax positions that would require disclosure under FASB ASC 740.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended April 30, 2018, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

See Item 5 below.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Debt Financing Transactions

The Company entered into a series of security purchase agreements and corresponding convertible promissory notes in a series of debt financing transactions. The following is a summary of the promissory notes, which are qualified their entirety, by the attached Exhibits 10.1, 10.2, 10.3, 10.4 and 10.5.

The Company has defaulted under the terms of the convertible promissory notes, principally for untimely filing of its SEC periodic reports.

Note 1

On June 28, 2017, the Company borrowed $33,000 from Power Up Lending Group Ltd., a Virginia corporation ("Power Up"). The promissory note bears interest at the rate of 12% per annum and was due March 30, 2018. The note is convertible into Company common stock at a Forty-five percent (45%) discount to the market price of our common stock. Market price is the average of the lowest one day trading price during a twenty (20) days preceding conversion. On January 9, January 19, February 1, and February 16, 2018, the Company issued 940,439, 1,181,102, 1,351,351, and 1,551,351 conversion shares, respectively. The Power Up notes may be paid off during the initial 180 days at specified premiums. The Company may pay off the note during the initial 180 days at a premium. After the expiration of 180 days, the Company may not pay off the note. The note may be paid off at maturity. The Holder has voluntarily limited its conversion to no more than 4.99% of the Company's issued and outstanding common stock. This note went into default due to the Company's untimely filing of its Annual Report for the year ending July 31, 2017. A default penalty of $16,500 was assessed. As of March 6, 2018, this note had been paid in full by equity.

Note 2

On August 22, 2017, the Company borrowed $38,000 from Power Up. The promissory note bears interest at the rate of 12% per annum and is due on May 30, 2018. The note is convertible into Company common stock at a Forty-five percent (45%) discount to the market price of our common stock. Market price is the average of the lowest one day trading price during a twenty (20) days preceding conversion. The note may be paid off during the initial 180 days at a specified premium. The Company may pay off the note during the initial 180 days at a premium. After the expiration of 180 days, the Company may not pay off the note. The note may be paid off at maturity. The Holder has voluntarily limited its conversion to no more than 4.99% of the Company's issued and outstanding common stock. This note went into default due to the Company's untimely filing of its Annual Report for the year ending July 31, 2017. A default penalty of $19,000 was assessed. The current balance of this note as of April 30, 2018 was $24,000.

Note 3

On December 4, 2017, the Company borrowed $53,000 from Power Up. The promissory note bears interest at the rate of 12% per annum and is due on September 15, 2018. The note is convertible into Company common stock at a Forty-five percent (45%) discount to the market price of our common stock. Market price is the average of the lowest one day trading price during a twenty (20) days preceding conversion. The note may be paid off during the initial 180 days at a specified premium. The Company may pay off the note during the initial 180 days at a premium. After the expiration of 180 days until the maturity date, the note may be paid off at a 150% premium. The Holder has voluntarily limited its conversion to no more than 4.99% of the Company's issued and outstanding common stock. This note went into default due to the Company's untimely filing of its Quarterly Report for the period ending January 31, 2018. A default penalty of $ 26,500 was assessed. As of April 30, 2018, none of this loan had been repaid and balance of the note was $79,500. This note became convertible into common shares on, or after June 2, 2018.

Note 4

On February 26, 2018, the Company borrowed $43,000 from Power Up Lending Group, Inc. The promissory note bears interest at the rate of 12% per annum and is due on November 30, 2018. The note is convertible into Company common stock at a Forty-five percent (45%) discount to the market price of our common stock. Market price is the average of the lowest one day trading price during a twenty (20) days preceding conversion. The note may be paid off during the initial 180 days at a specified premium. The Company may pay off the note during the initial 180 days at a premium. After the expiration of 180 days until the maturity date, the note may be paid off at a 150% premium. The Holder has voluntarily limited its conversion to no more than 4.99% of the Company's issued and outstanding common stock. This note went into default due to the Company's untimely filing of its Quarterly Report for the period ending January 31, 2018. A default penalty of $21,500 was assessed. As of April 30, 2018, $0 of this debt was converted and the Company issued no shares of common stock leaving a principal balance of $64,500. This note becomes convertible on August 25, 2018.

Note 5

On January 5, 2018, the Company borrowed $75,000 from JSJ Investments, Inc., a Texas corporation. The promissory note bears interest at the rate of 12% and is due on January 5, 2019. The note has an original issue discount of $2,000. The note is convertible into Company common stock at a Forty-five percent (45%) discount to the market price of our common stock. Market price is the average of the lowest one day trading price during a twenty (20) days preceding conversion. The Company may pay off the note during the initial 180 days at a premium. After the expiration of 180 days, the Company may not pay off the note. The note may be paid off at maturity. The Holder has voluntarily limited its conversion to no more than 4.99% of the Company's issued and outstanding common stock. The Company has defaulted on this note under paragraph 10(a)(iv, xi, xii, xiii, xiv). The Company has not received any notice of default and associated default penalties remain unassessed by Lender.

Trade Creditor Note:

On March 12, 2018, 4Ward Resources, Inc., a subsidiary executed a promissory note for $77,844 with Marcos Y Asociados Infraestructura Y Energia, S.C., a vendor representing the balance due as of 01/31/18 for rights of way services on behalf of the Company's development activities in Mexico. The note is due on, or before April 15, 2018.

ITEM 6. EXHIBITS

Exhibit No Description of Exhibit Location of Exhibit

10.1	Power Up Lending Group, Ltd. Convertible Promissory Note dated June 28, 2017 10-Q filed April 30, 2018
10.2	Power Up Lending Group, Ltd. Convertible Promissory Note dated August 22, 2017 10-Q filed April 30, 2018
10.3	Power Up Lending Group, Ltd. Convertible Promissory Note dated December 4, 2017 10-Q filed April 30, 2018
10.4	Power Up Lending Group, Ltd. Convertible Promissory Note dated February 26, 2018 10-Q filed April 30, 2018
10.5	JSJ Investments, Inc. Convertible Promissory Note dated January 5, 2018 10-Q filed April 30, 2018

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: June 20, 2018

Mirage Energy Corporation

(Registrant)

By:	/s/ Michael R. Ward	/s/ Michael R. Ward
	Michael R. Ward	Michael R. Ward
	Chief Executive Officer (Principal Executive Officer)	Chief Financial Officer (Principal Accounting Officer)

