Form 10-K
period 2018-07-31
Mirage Energy Corp
filed 2018-12-24
CIK 1623360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended July 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on January 31, 2018, the last business day of the registrant’s second completed fiscal quarter, based on the last reported trading price of the registrant’s common stock on the Over the Counter was $2,588,312. The sum excludes the shares held by officers, directors, and stockholders whose ownership exceeded 10% of the outstanding shares at January 31, 2018, in that such person may be deemed affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of December 20, 2018, there were 354,320,042 shares of the Company’s common stock, $0.001 par value, issued and outstanding.

MIRAGE ENERGY CORPORATION

FORM 10-K

July 31, 2018

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

OUR PROPOSED INTEGRATED PIPELINE AND STORAGE PROJECTS

Mirage, through its wholly owned subsidiaries, intends to develop an integrated pipeline and natural gas storage facility in Mexico and the United States. During 2018, Mirage has been working to address the two main impediments affecting private sector companies attempting to enter the Mexico gas market. Presently, Mirage acknowledges a lack of private sector cross-border pipeline access to the Mexico gas markets and a national shortage of Mexico-based natural gas storage facilities and capacity.

Mirage is proposing to develop the Concho-Progreso Pipeline connecting South Texas and Mexico via it proposed Progreso International crossing under the Rio Grande River. All of the pipelines are being revised upward from 36 to 42 inch diameter pipe. The total length of the Concho-Progreso pipeline is estimated to be 250 miles.

This proposed pipeline includes the following components:

(a) a 7.1 mile 42” bi-directional U.S. pipeline termed the Concho Connector which proposes to tie into the Banquete and Agua Dulce headers;

(b) a 39.1 mile 42” bi-directional U.S. pipeline known as the Concho Extension linking the Concho Connector and its tie-ins to the Company’s Concho line;

(c) a 93.9 mile 42” bi-directional U.S. pipeline known as the Concho Line connecting the Company’s proposed international crossing at Progreso to Transcos’s South Texas mainline near Falfurrias, Texas;

(d) a proposed international crossing termed the Progreso Crossing between Texas and Mexico beneath the Rio Grande River near Progreso, Texas in Hidalgo County to connect to the Concho and Progreso lines;

(e) a 36 mile 42” bi-directional Mexico pipeline termed the Progreso Line connecting to the Company’s proposed Progreso international crossing to Station 19 on Sistrangas; and

(f) a 67 mile 42” bi-directional Mexico pipeline termed the Progreso Extension connecting the Progreso Line to the Los Ramones interconnect on Sistrangas.

MEXICO UNDER GROUND NATURAL GAS STORAGE:

In addition to the proposed pipelines and international crossing, the Company proposes to develop the Campo Brasil natural gas storage reservoir in Mexico. Presently, the Campo Brasil is a depleted natural gas reservoir field. Mirage nominated this field in the inaugural tender for Mexico’s strategic reserve on July 25, 2018. This field is located approximately 14 miles from the proposed Progreso Line. This field was not selected by Cenegas during the first selection process. Cenegas has indicated that Mexico intends to develop natural gas storage in the North, Central and Southern regions of Mexico. The Company believes that the Brasil field is the most suitable candidate for development in Northern Mexico.

Mirage believes that the proposed Brasil Storage reservoir will give Mexico the ability to (1) balance peak loads by consumers, (2) implement price arbitrage on natural gas, (3) enable Mexico to create a Mexican natural gas hub for gas pricing thereby giving Mexico an alternative natural gas supply rather than limiting its choice to the natural gas spot market. The Company believes that the planned natural gas storage facility, when fully developed, will give Mexico a secure natural gas supply for approximately one year in the event all gas supplies were shut off from outside sources. We anticipate that the reservoir will have a capacity to store approximately 786 BCF (Billion Cubic Feet) of natural gas.

INTERNATIONAL PIPELINE CROSSING:

PROGRESO CROSSING: The planned Progresso crossing will be subject to a Presidential Permit for boring underneath the Rio Grande River. An approximate 46” bore hole under the river will provide the channel through which the 42” pipe will be pulled. The proposed ownership on US side of river will be held by WPF TRANSMISSION, INC. and on the MEXICO side of the river will be held by WPF MEXICO PIPELINES S. de R.L. de C.V.

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

DOT regulations require operators of hazardous liquid interstate pipelines to develop and follow a program to assess the integrity of all pipeline segments that could affect designated “high consequence areas,” including: high population areas, drinking water and ecological resource areas that are unusually sensitive to environmental damage from a pipeline release, and commercially navigable waterways. We have prepared our own written Integrity Management Program, identified the line segments that could impact high consequence areas, and completed a full assessment of these segments as prescribed by the regulations.

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

Mexico’s domestic production of natural gas does not meet the national demand. Mexico must import additional natural gas to meets its growing national demand.

Mirage has proposed to focus its core business development of the midstream infrastructure with its proposed pipelines and storage facility. Although the Company offers no assurance, we do not believe that the recent Mexico election of President Lopez Obrador will adversely affect our proposed Mexico mid-stream hydrocarbon project.

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

The Company has a limited operating history and has primarily engaged in operations relating to the development of its atmospheric water generation technologies and business plan. We are subject to many of the risks common to such enterprises, including the ability of the Company to implement its business plan, market acceptance of its proposed business, under-capitalization, cash shortages, limitations with respect to personnel, financing and other resources, and uncertainty of the Company’s ability to generate revenues. There can be no assurance that the Company’s activities will be successful or result in significant revenues or profit for the Company, and the likelihood of the Company’s success must be considered in the light of the stage in its development. The Company believes it has engaged professionals and consultants experienced in the type of business contemplated by the Company; however, there can be no assurance that the predictions, opinions, analyses, or conclusions of such professionals will prove to be accurate. In addition, no assurance can be given that the Company will be able to consummate its business strategy and plans or that financial or other limitations may not force the Company to modify, alter, significantly delay, or significantly impede the implementation of such plans or the Company’s ability to continue operations. If the Company is unable to successfully implement its business strategy and plans, investors may lose their entire investment in the Company.

Potential investors should also be aware of the difficulties normally encountered developing water technology companies. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the inception of the enterprise that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to product development, manufacturing, operations and distribution, and additional costs and expenses that may exceed current estimates.

Financial distress experienced by our future customers or other counterparties could have an adverse impact on us in the event they are unable to pay us for the products or services we provide or otherwise fulfill their obligations to us.

We are exposed to the risk of loss in the event of nonperformance by our customers or other counterparties. Some of these counterparties may be highly leveraged and subject to their own operating, market and regulatory risks, and some are experiencing, or may experience in the future, severe financial problems that have had or may have a significant impact on their creditworthiness.

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

Our financial results for the fiscal year ending July 31, 2018 show substantial losses. As of July 31, 2018, the Company had an Accumulated Deficit of ($3,339,045). For the fiscal years ending July 31, 2017 and July 31, 2018, the Company had losses of $1,394,807 and $1,495,687, respectively. The accompanying financial statements have been prepared in conformity with the generally accepted accounting principles in the United States of America which contemplates the Company as a going concern. The Company has sought out additional investment to raise additional funds. However, there are no assurances that the Company will continue as a going concern without obtaining additional funding. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting, disclosure of management’s assessment of our internal controls over financial reporting, or disclosure of our public accounting firm’s attestation to or report on management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

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

We plan to market operate a segment of our business in Mexico. In addition to regulation by the U.S. government, our operations will be subject to environmental and safety regulations in Mexico. Regulations will vary from country to country and will vary from those of the United States. The difference in regulations under U.S. law and the laws of foreign countries may be significant and, in order to comply with the laws of these foreign countries, we may have to implement manufacturing changes or alter product design or marketing efforts. Any changes in our business practices, proposed pipeline and storage plans or products will require response to the laws of foreign countries and will result in additional expense to the Company and either reduce or delay product sales.

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

CURRENCY FLUCTUATIONS MAY MAKE OUR PRODUCTS UNCOMPETITIVE IN SOME IMPORTANT GEOGRAPHIES.

If the local currency of our contract manufacturers becomes too strong, it may not be possible to sell our products at a profit in regions where significant potential purchasers exist. Additionally, as the US Dollar gains strength in relationship to the local currency of potential purchasers, the cost of our equipment to the purchaser increases.

ITEM 1B. Unresolved Staff Comments

Not Applicable to Smaller Reporting Companies.

ITEM 2. Properties

Our executive and administrative offices are located at 900 Isom Rd, Suite 306, San Antonio, Texas. These offices consist of a total of 4,051 square feet and are rented by 4Ward Resources for a three (3) year term from July 1, 2016 through June 30, 2019, presently at a cost of $6,920 per month. The lease rate increases in each succeeding year of the term. We believe that our office spaces are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

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

The quarterly high and low reported sale prices for our common stock as quoted on the OTC Markets for the periods indicated are as follows:

	High	Low
Fiscal 2017
First Quarter Ended October 31, 2016	$1.78	1.45
Second Quarter Ended January 31, 2017	$1.30	1.25
Third Quarter Ended April 30, 2017	$1.80	1.80
Fourth Quarter Ended July 31, 2017	$1.34	0.95

Fiscal 2018
First Quarter Ended October 31, 2017	$0.400	0.340
Second Quarter Ended January 31, 2018	$0.020	0.018
Third Quarter Ended April 30, 2018	$0.052	0.035
Fourth Quarter Ended July 31, 2018	$0.0187	0.015

(b) Holders. The Company has approximately 25 shareholders of record holding common stock.

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

(d) Securities authorized for issuance under equity compensation plans: None

(e) Recent Sales of unregistered securities. During the quarter ended July 31, 2018, the Company granted 100,000 common shares to each of the three directors as director compensation. The restricted stock grants were valued at $0.0187 per share. The issuance of the shares of common stock grant was made in reliance upon an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “ Securities Act “). The offer and grant represented a private transaction not involving a public offering. As such, the shares may not be offered or sold in the United States unless they are registered under the Securities Act, or an exemption from the registration requirements of the Securities Act is available.

ITEM 6. Selected Financial Data

Not applicable.

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

Discussion and Analysis of Financial Condition and Results of Operations

Revenues

Twelve month period ended July 31, 2018

For the twelve (12) month period ended July 31, 2018, we generated no revenue and incurred a net loss of $1,495,687.

Our net loss of $1,495,687 for the twelve (12) month period ended July 31, 2018 was the result of operating expenses of $1,065,035 and other expense (comprised of interest expense) of $430,652. Our operating expenses consisted of $970,090 in general and administrative expenses, and $94,945 in professional fees.

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

For the year ended July 31, 2018, we had $970,090 in general and administrative expenses compared to $1,295,389, in general and administrative expense for the year ended July 31, 2017. The $325,299 decrease in general and administrative expenses was primarily the result of reductions of spending related to directors’ fees, professional and public relations fees, payroll taxes and travel expenses, net of increases in financing fees, audit fees and non-executive payroll expenses.

The professional fees for the years ending July 31, 2018 and July 31, 2017 were $94,945 and $90,258, respectively. The $4,687 increase was primarily related to increases in public and filing fees, legal fees, accounting and auditing fees, net of a decrease in legal fees.

The executive compensation for the years ending July 31, 2018 and July 31, 2017 was $466,000 and $466,000, respectively. No change was due to the same executives on the payroll during both years with no change in compensation amounts.

Liquidity and Capital Resources

Cash Flows

Operating Activities

For the twelve (12) month period ended July 31, 2018, net cash used in operating activities was $221,998. The negative cash flow for the twelve (12) months ended July 31, 2018 related to our net loss of $1,495,687, prepaid expenses of $(747), adjusted for depreciation of $1,581, an increase of $83,500 in convertible debt due to default, a change of $308,180 in convertible debt due to fair market value, an increase of $48,110 in issuance of stock compensation for services and fees, an increase of $265,149 in accounts payable, an increase of $23,166 in accrued expenses and an increase of $544,750 in accrued salaries and payroll taxes – related parties.

For the twelve (12) month period ended July 31, 2017, net cash used in operating activities was $330,963. The negative cash flow for the twelve (12) months ended July 31, 2017 related to our net loss of $1,394,807, a decrease of prepaid expenses of $42,617, adjusted for depreciation of $1,582, an increase of $143,728 in accounts payable and an increase of $576,157 in accrued salaries and payroll taxes – related parties.

Investing Activities

For the twelve (12) months ended July 31, 2018 net cash used in investing activities was nil.

For the twelve (12) months ended July 31, 2017 net cash used in investing activities was nil.

Financing Activities

For the twelve (12) months ended July 31, 2018, net cash provided from financing activities was $223,702. The positive cash flow from financing activities for such period was comprised of loans payable from related party and proceeds from sales of convertible debentures, net of loan repayments to a related party.

For the twelve (12) months ended July 31, 2017, net cash provided from financing activities was $266,663. The positive cash flow from financing activities for such period was comprised of an increase in loans payable from related parties, proceeds from sale of common stock and proceeds from a long-term loan and sale of a convertible debenture, net of loan repayments to a related party.

Liquidity

To date, we have funded our operations primarily with capital provided and loans provided by related parties, accruing of salaries and accounts payable, sales of common stock and convertible debentures.

As of July 31, 2018, Mirage Energy Corporation had $13,480 in cash on hand and prepaid expenses of $2,306. Since Mirage Energy Corporation is unable to reasonably project its future revenue, it must presume that it will not generate any revenue during the next twelve (12) to twenty-four (24) months. We therefore will need to obtain additional debt or equity funding in the next two (2) – three (3) months, but there can be no assurances that such funding will be available to us in sufficient amounts or on reasonable terms.

The Company’s audited financial statements for the year ended July 31, 2018 contain a “going concern” qualification. As discussed in Note 3 of the Notes to Financial Statements, the Company has incurred losses and has not demonstrated the ability to generate cash flows from operations to satisfy its liabilities and sustain operations. Because of these conditions, our independent auditors have raised substantial doubt about our ability to continue as a going concern.

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

For the year ended July 31, 2018, the Company has funded operations with debt of $279,000 from convertible notes and proceeds of $40,100 from related party loans while making loan repayments of $95,398. The Company plans to raise additional funds through various sources to support ongoing operations during 2018 and 2019.

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

At July 31, 2018, the Company had net operating loss carry forwards of approximately $1,565,017, which will expire in 2037 and are calculated at an expected tax rate of approximately 21%.

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

Convertible Debt

The Company follows ASC 480-10, Distinguishing Liabilities from Equity (“ASC 480-10”) in its evaluation of the accounting for a hybrid instrument. A financial instrument that embodies an unconditional obligation, or a financial instrument other than an outstanding share that embodies a conditional obligation, that the issuer must or may settle by issuing a variable number of its equity shares shall be classified as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on any one of the following: (a) a fixed monetary amount known at inception; (b) variations in something other than the fair value of the issuer’s equity shares; or (c) variations inversely related to changes in the fair value of the issuer’s equity shares. Hybrid instruments meeting these criteria are not further evaluated for any embedded derivatives, and are carried as a liability at fair value at each balance sheet date with remeasurements reported in interest expense in the accompanying Consolidated Statements of Operations.

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

ITEM 8. Financial Statements and Supplementary Data

MIRAGE ENERGY CORPORATION

INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2018 AND 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Mirage Energy Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mirage Energy Corporation and its subsidiaries (collectively, the “Company”) as of July 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2018 and 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2017.

Houston, Texas

December 21, 2018

MIRAGE ENERGY CORPORATION
Consolidated Balance Sheets

	July 31,	July 31,
	2018	2017

ASSETS
Current Assets
Cash and cash equivalents	$13,480	$11,776
Prepaid expenses	2,306	1,559
Total Current Assets	15,786	13,335

Property, plant and equipment, net	4,611	6,192

Other Assets
Deposits	6,921	6,921
Total Other Assets	6,921	6,921

TOTAL ASSETS	$27,318	$26,448

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Loans payable, related parties	$155,105	$208,678
Accounts payable and accrued liabilities	479,964	337,384
Loan payable	77,844	-
Convertible debentures	257,206	33,000
Accrued salaries and payroll taxes, related parties	1,413,176	854,553
Total Current Liabilities	2,383,295	1,433,615

Long-Term Liabilities
Loan payable	50,000	50,000
TOTAL LIABILITIES	2,433,295	1,483,615

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par value $0.001, 10,000,000 shares authorized, 10,000,000 shares issued and outstanding as of July 31, 2018 and July 31, 2017	10,000	10,000
Common stock, par value $0.001, 900,000,000 shares authorized, 342,628,540 shares issued and outstanding as of July 31, 2018; 310,190,456 shares issued and outstanding as of July 31, 2017	342,628	310,190
Additional paid-in capital	580,540	66,101
Accumulated deficit	(3,339,045)	(1,843,358)
Accumulated other comprehensive loss	(100)	(100)
TOTAL STOCKHOLDERS’ (DEFICIT)	(2,405,977)	(1,457,167)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$27,318	$26,448

The accompanying notes are an integral part of these consolidated financial statements.

MIRAGE ENERGY CORPORATION

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended July 31,
	2018	2017
OPERATING EXPENSES
General and administrative expenses	$970,090	$1,295,389
Professional fees	94,945	90,258
Total Operating Expenses	1,065,035	1,385,647

LOSS FROM OPERATIONS	(1,065,035)	(1,385,647)

OTHER EXPENSES
Interest expense	(430,652)	(9,160)
Total Other Expense	(430,652)	(9,160)

LOSS BEFORE INCOME TAXES	(1,495,687)	(1,394,807)

NET LOSS	(1,495,687)	(1,394,807)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	-	(89)
TOTAL COMPREHENSIVE LOSS	$(1,495,687)	$(1,394,896)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.01)
Basic and Diluted Weighted Average Common Shares Outstanding	318,339,344	221,761,887

The accompanying notes are an integral part of these consolidated financial statements.

MIRAGE ENERGY CORPORATION

Statements of Stockholders’ (Deficit)

							Accumulated
	Common Stock		Preferred Stock		Additional		Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated (Deficit)	Comprehensive Loss	Stockholders’ (Deficit)

Balance - July 31, 2016	127,864,141	$127,864	10,000,000	$10,000	$6,215	$(448,551)	$(11)	$(304,483)
Common shares issued for reverse merger and recapitalization with 4Ward Resources	182,136,315	182,136	-	-	(222,424)	-	-	(40,288)
Sale of common stock	40,000	40	-	-	19,960	-	-	20,000
Common shares issued for directors fees	150,000	150	-	-	262,350	-	-	262,500
Net loss	-	-	-	-	-	(1,394,807)	-	(1,394,807)
Foreign currency translation adjustments	-	-	-	-	-	-	(89)	(89)
Balance - July 31, 2017	310,190,456	$310,190	10,000,000	$10,000	$66,101	$(1,843,358)	$(100)	$(1,457,167)
Common shares issued for services	1,300,000	1,300	-	-	46,810	-	-	48,110
Common shares issued for conversion of debt and interest	31,088,084	31,088	-	-	442,679	-	-	473,767
Sale of common stock	50,000	50	-	-	24,950	-	-	25,000
Net loss	-	-	-	-	-	(1,495,687)	-	(1,495,687)
Balance - July 31, 2018	342,628,540	$342,628	10,000,000	$10,000	$580,540	$(3,339,045)	$(100)	$(2,405,977)

The accompanying notes are an integral part of these consolidated financial statements.

MIRAGE ENERGY CORPORATION

Consolidated Statement of Cash Flows

	Year Ended
	July 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(1,495,687)	$(1,394,807)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation expense	1,581	1,582
Loss on change in fair value of convertible debt	308,180	-
Penalty on convertible debt	83,500	-
Issuance of stock for services and fees	48,110	262,500
Loss on impairment	-	122,494
Changes in operating assets and liabilities:
Prepaid expenses	(747)	(42,617)
Accounts payable	265,149	143,728
Accrued expenses	23,166	-
Accrued salaries and payroll taxes, related parties	544,750	576,157
Net cash (used) in operating activities	(221,998)	(330,963)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan, related party	40,100	202,400
Repayments of loan, related party	(95,398)	(38,737)
Proceed from loan payable	-	50,000
Proceeds from sale of common stock	-	20,000
Proceeds from sale of convertible debt	279,000	33,000
Net cash provided by financing activities	223,702	266,663

Effects on changes in foreign exchange rate	-	(89)

Net increase (decrease) in cash	1,704	(64,389)
Cash and cash equivalents - beginning of period	11,776	76,165
Cash and cash equivalents - end of period	$13,480	$11,776

Supplemental Cash Flow Disclosures
Cash paid for interest	$3,394	$961
Cash paid for income taxes	$-	$-

Supplemental Non-Cash Activity Disclosures
Net assets assumed in reverse merger	$-	$40,288
Expenses paid by shareholder	$26,725	$26,015
Stock issued for convertible interest	$20,566	$-
Stock issued for convertible debt	$453,201	$-
Proceeds from sale of common stock paid directly to RP noteholder	$25,000	$-
Proceeds from sale of convertible debt paid directly to vendor	$18,000	$-
Conversion of accounts payable to note payable	$77,844	$-

The accompanying notes are an integral part of these consolidated financial statements.

MIRAGE ENERGY CORPORATION

Notes to the Audited Consolidated Financial Statements

July 31, 2018 and 2017

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $13,480 and $11,776 cash at July 31, 2018 and 2017, respectively.

Convertible Debt

The Company follows ASC 480-10, Distinguishing Liabilities from Equity (“ASC 480-10”) in its evaluation of the accounting for a hybrid instrument. A financial instrument that embodies an unconditional obligation, or a financial instrument other than an outstanding share that embodies a conditional obligation, that the issuer must or may settle by issuing a variable number of its equity shares shall be classified as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on any one of the following: (a) a fixed monetary amount known at inception; (b) variations in something other than the fair value of the issuer’s equity shares; or (c) variations inversely related to changes in the fair value of the issuer’s equity shares. Hybrid instruments meeting these criteria are not further evaluated for any embedded derivatives, and are carried as a liability at fair value at each balance sheet date with remeasurements reported in interest expense in the accompanying Consolidated Statements of Operations.

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

Director and consultant share-based compensation was paid in the amount of in $262,500 in 2017 and $48,110 in 2018.

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of July 31, 2018 and 2017.

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

As of July 31, 2018 and July 31, 2017, the Company has convertible notes totaling $207,500 and $33,000, respectively, which become convertible in 180 days. These notes will have a dilutive effect on common stock. The Company has no other potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Related Parties

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions.

Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no contingencies as of July 31, 2018.

Future obligations for the base rent of the office lease as of July 31, 2018 and 2017 were $83,045 and $157,314, respectively.

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

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had a net loss of $1,495,687 and had net cash used in operations of $221,998 for the year ended July 31, 2018 and had an accumulated deficit and working capital deficit of $3,339,045 and $2,367,509 at that date. The Company has not established an ongoing source of revenues sufficient to cover its operating cost, and requires additional capital to commence its operating plan. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about its ability to continue as a going concern.

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

NOTE 4 - DEBT

As of July 31, 2018, the number of shares of common stock that can be issued for convertible debt as per Note 10 - Subsequent Events are 7,918,264. The other notes were not convertible at July 31, 2018.

A summary of debt at July 31, 2018 and July 31, 2017 is as follows:

	July 31,	July 31,
	2018	2017
Notes payables related party, unsecured, interest bearing at 5% rate per annum, on demand	$152,876	$187,600
Note, unsecured interest bearing at 2% per annum, due July 9, 2020	50,000	50,000
Note, unsecured interest bearing at 7.5% per annum, due April 15, 2018. This was an accounts payable bill that was converted to a loan as per Note 9 Commitments and Contingencies. This note is now in default as of April 16, 2018 and has a default interest of 17.5%	77,844	-

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

Convertible debenture, unsecured, interest bearing at 12% per annum, issued August 22, 2017 in the amount of $38,000 with fees of $3,000 and cash proceeds of $35,000, convertible at February 18, 2018 with conversion price at a discount rate of 45% of market price which is the average of the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to the conversion date, maturity date of May 30, 2018. This note defaulted on November 15, 2017 and a default penalty of $19,000 was added to the note for a total of $57,000 and incurred default interest rate of 22%. During March and May 2018, $57,000 of this debt plus $2,280 in interest was converted and the Company issued 9,971,847 shares of common stock with a fair value of $134,113 in payment leaving no balance due. The convertible note had a net change in fair value of $74,833.

	-	-

Convertible debenture, unsecured, interest bearing at 12% per annum,, issued December 4, 2017 in the amount of $53,000 with fees of $3,000 and cash proceeds of $50,000, convertible at June 2, 2018 with conversion price at a discount rate of 45% of market price which is the average of the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to the conversion date, maturity date of September 15, 2018. This note defaulted on March 25, 2018 and a default penalty of $26,500 was added to the note for a total of $79,500 and incurred default interest rate of 22%. During June and July 2018 $79,500 of this debt plus $5,033 in interest was converted and the Company issued 11,813,920 shares of common stock with a fair value of $190,872 in payment leaving no balance due. The convertible note had a net change in fair value of $106,339.

	-	-

Convertible debenture, unsecured, interest bearing at 12% per annum, issued January 5, 2018 in the amount of $75,000 with an original issue discount of $2,000 and cash proceeds of $73,000, convertible at July 4, 2018 with conversion price at a discount rate of 45% of market price which is the average of the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to the conversion date, maturity date of January 5, 2019. During July 2018, $20,000 of this debt was converted and the Company issued 4,278,074 shares of common stock with a negative fair value of $38,075 in payment leaving a principal balance of $55,000. The convertible note had a net change in fair value of $67,781.

	104,706	-

Convertible debenture, unsecured, interest bearing at 12% per annum, issued February 26, 2018 in the amount of $43,000 with fees of $3,000 and cash proceeds of $40,000, convertible at August 25, 2018 with conversion price at a discount rate of 45% of market price which is the average of the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to the conversion date, maturity date of November 30, 2018. This note defaulted on March 25, 2018 and a default penalty of $21,500 was added to the note for a total of $64,500 and incurred default interest rate of 22%. As of July 31, 2018, there was a principal balance of $64,500. This note becomes convertible on August 25, 2018.

	64,500	-
Convertible debenture, unsecured, interest bearing at 12% per annum, issued June 12, 2018 in the amount of $32,000 with fees of $2,000, cash proceeds of $28,200 and disbursement of $1,800, convertible at December 9, 2018 with conversion price at a discount rate of 45% of market price which is the average of the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to the conversion date, maturity date of March 30, 2019. As of July 31, 2018, there was a principal balance of $32,000. This note becomes convertible on December 9, 2018.	32,000	-
Convertible debenture, unsecured, interest bearing at 12% per annum,, issued June 12, 2018 in the amount of $18,000 with fees of $0 and cash proceeds of $18,000 which was paid directly to the vendor, convertible at December 9, 2019 with conversion price at a discount rate of 45% of market price which is the average of the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to the conversion date, maturity date of March 30, 2019. As of July 31, 2018, there was a principal balance of $18,000. This note becomes convertible on December 9, 2018.	18,000	-

Convertible debenture, unsecured, interest bearing at 12% per annum,, issued July 10, 2018 in the amount of $38,000 with fees of $3,000 and cash proceeds of $35,000, convertible at January 6, 2019 with conversion price at a discount rate of 45% of market price which is the average of the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to the conversion date, maturity date of April 30, 2019. As of July 31, 2018, there was a principal balance of $38,000. This note becomes convertible on January 6, 2019.	38,000	-
Loan payable related party, unsecured, non-interest bearing, on demand	2,229	21,078
Total Debt	540,155	291,678
Less: Current Maturities	490,155	241,678

Total Long-Term Debt	$50,000	$50,000

NOTE 5 – EQUITY

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

On January 3, 2018, the Company entered into consulting agreements with two consultants with total consideration of 1,000,000 shares of common stock valued at $42,500. These shares were subsequently issued in March 2018.

On January 8, 2018, Power Up Lending Group Ltd converted principal in the amount of $15,000 of the $33,000 note issued June 28, 2017 that was defaulted to $49,500 for 940,439 shares of common stock.

On January 18, 2018, Power Up Lending Group Ltd converted principal in the amount of $15,000 of the $33,000 note issued June 28, 2017 that was defaulted to $49,500 for 1,181,102 shares of common stock.

On January 31, 2018, Power Up Lending Group Ltd converted principal in the amount of $10,000 of the $33,000 note issued June 28, 2017 that was defaulted to $49,500 for 1,351,351 shares of common stock.

On February 14, 2018, Power Up Lending Group Ltd. converted the remaining principal of $9,500 of the $33,000 note issued June 28, 2017 that was defaulted to $49,500 along with $1,980 of accrued interest for 1,551,351shares of common stock.

On March 1, 2018, Power Up Lending Group Ltd. converted principal in the amount of $15,000 of the $38,000 note issued August 22, 2017 that was defaulted to $57,000 for 2,459,016 shares of common stock.

On March 12, 2018, Power Up Lending Group Ltd. converted principal in the amount of $15,000 of the $38,000 note issued August 22, 2017 that was defaulted to $57,000 for 2,459,016 shares of common stock.

On March 21, 2018, the Company offered and sold Fifty Thousand (50,000) shares of common stock to Michael Liska valued at $0.50 per share for $25,000 which the proceeds were paid to Michael Ward directly to be disclosed as per Note 2 Related Party Disclosures.

On March 21, 2018, Power Up Lending Group Ltd. converted principal in the amount of $15,000 of the $38,000 note issued August 22, 2017 that was defaulted to $57,000 for 3,333,333 shares of common stock.

On May 9, 2018, Power Up Lending Group Ltd. converted principal in the amount of $8,000 of the $38,000 note issued August 22, 2017 that was defaulted to $57,000 for 963,855 shares of common stock.

On May 14, 2018, Power Up Lending Group Ltd. converted the remaining principal of $4,000 of the $38,000 note issued August 22, 2017 that was defaulted to $57,000 along with $2,280 of accrued interest for 756,627 shares of common stock.

On June 7, 2018, Power Up Lending Group Ltd. converted principal in the amount of $15,000 of the $53,000 note issued December 4, 2017 that was defaulted to $79,500 for 1,562,500 shares of common stock.

On June 11, 2018, Power Up Lending Group Ltd. converted principal in the amount of $20,000 of the $53,000 note issued December 4, 2017 that was defaulted to $79,500 for 2,083,333 shares of common stock.

On June 20, 2018, Power Up Lending Group Ltd. converted principal in the amount of $15,000 of the $53,000 note issued December 4, 2017 that was defaulted to $79,500 for 2,205,882 shares of common stock.

On June 27, 2018, Power Up Lending Group Ltd. converted principal in the amount of $15,000 of the $53,000 note issued December 4, 2017 that was defaulted to $79,500 for 2,205,882 shares of common stock.

On July 5, 2018, Power Up Lending Group Ltd. converted the remaining principal of $14,500 of the $53,000 note issued December 4, 2017 that was defaulted to $79,500 along with $5,033 of accrued interest for 3,756,323 shares of common stock.

On July 12, 2018, JSJ Investments Inc. converted principal of $20,000 of the $75,000 note issued January 5, 2018 for 4,278,074 shares of common stock.

On July 31, 2018, the Company authorized a stock grant of 100,000 common shares to each of three members of the board of directors totaling 300,000 shares of common stock valued at $0.0187 per share valued at $5,610 as director compensation.

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 21% to the net loss before provision for income taxes for the following reasons:

	Year Ended	Year Ended
	July 31, 2018	July 31, 2017
Income tax expense at statutory rate	$161,715	$243,020
Valuation allowance	(161,715)	(243,020)
Income tax expense	$-	$-

 Net deferred tax assets consist of the following components as of:

	July 31, 2018	July 31, 2017
NOL Carryover	$328,654	$270,941
Valuation allowance	(328,654)	(270,941)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Income Tax laws of United States of America, net operating loss carry forwards of approximately 1,565,017, which expire commencing in fiscal 2037, for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years. The tax years still left open are 2015, 2016, 2017 and 2018.

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

As of July 31, 2018, the CEO and two other members of management and one other employee had earned accrued unpaid salary in the amount of $1,363,500. Accrued salaries of $1,363,500 combined with accrued payroll taxes of $49,676 for a total accrued related party salaries and payroll tax of $1,413,176 for the period from June 2015 until July 31, 2018.

Also, Mr. Michael Ward provided $64,800 directly to the company with an additional $26,015 owed to Mr. Ward for monies outlaid on behalf of the Company which was netted for $69,737 payments received leaving a net due Mr. Ward $21,078 at July 31, 2017 which has decreased to $2,229 as of July 31, 2018. This resulted from additional $40,100 of loans provided and $26,725 of expenses paid which increased the total amount due to $87,903 less repayments of $85,674 during the year ended July 31, 2018.

Additionally, White Boy Partnership, LLC, a company owned by the spouse of the CEO, provided an additional loan of $137,600 to 4Ward Resources, Inc. during the year ended July 31, 2017. This additional loan increased the total loan amount to $187,600. Repayments of $34,724 were made during the year ended July 31, 2018, which reduced the balance due to $152,876 as of July 31, 2018.

NOTE 8 – LEASES

On June 9, 2016, the Company entered into a Lease Agreement for its San Antonio, Texas office lease location. The Lease Period is for three (3) years beginning July 1, 2016. The landlord is holding $6,921 as security and shall be returned at the end of the lease. The Company shall pay as additional rent all other sums of money as shall become due and payable by them under this Lease. To date after twenty-two (22) months of this thirty-six (36) month lease, no such additional charges have been made. The Company has incurred rent expense in the amount of $82,178 and $79,163 for the year ended July 31, 2108 and July 31, 2017 respectively. Below is the schedule of base rent for the remaining Lease term as of July 31, 2018.

Year	Amount
2019	$83,045

Total Remaining Base Rent	$83,045

NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Company committed to eighteen (18) months of Acquisition of Pipeline Rights of Way to Marcos y Asociados with a total amount of $77,844 which was due April 15, 2018 and not paid as of July 31, 2018. Interest will continue accruing after July 31, 2018 until it is paid.

From time to time the Company may become a party to litigation matters involving claims against the Company. Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 10 - SUBSEQUENT EVENTS

The Company evaluated events occurring subsequent to July 31, 2018, identifying those that are required to be disclosed as follows:

On August 6, 2018, the Company entered into Securities Purchase Agreement with Power Up Lending Group Ltd. to issue an additional amount of convertible note in the amount of $35,000, with unsecured, interest bearing at 12% per annum and a maturity date of May 30, 2019.

On August 27, 2018, the Company entered into Securities Purchase Agreement with Power Up Lending Group Ltd. to issue an additional amount of convertible note in the amount of $33,000, with unsecured, interest bearing at 12% per annum and a maturity date of June 15, 2019.

On August 28, 2018, Power Up Lending Group Ltd. converted principal in the amount of $20,000 of the $43,000 note issued February 26, 2018 that was defaulted to $64,500 for 2,702,703 shares of common stock.

On August 31, 2018, Power Up Lending Group Ltd. converted principal in the amount of $15,000 of the $43,000 note issued February 26, 2018 that was defaulted to $64,500 for 2,000,000 shares of common stock.

On September 5, 2018, Power Up Lending Group Ltd. converted principal in the amount of $15,000 of the $43,000 note issued February 26, 2018 that was defaulted to $64,500 for 1,948,052 shares of common stock.

On September 10, 2018, Power Up Lending Group Ltd. was converted the remaining principal of $14,500 of the $43,000 note issued February 26, 2018 that was defaulted to $64,500 along with $2,580 of accrued interest for 1,817,021 shares of common stock.

On September 11, 2018, JSJ Investment converted principal of $25,000 of the $75,000 note issued January 5, 2018 for 3,223,726 shares of common stock.

On September 20, 2018, the Company entered into Securities Purchase Agreement with Power Up Lending Group Ltd. to issue an additional amount of convertible note in the amount of $33,000, with unsecured, interest bearing at 12% per annum and a maturity date of July 15, 2019.

On October 25, 2018, the Company entered into Securities Purchase Agreement with Power Up Lending Group Ltd. to issue an additional amount of convertible note in the amount of $10,500, with unsecured, interest bearing at 12% per annum and a maturity date of August 15, 2019.

On November 6, 2018, JSJ Investment tried to convert the remaining principal of $30,000 of the $75,000 note issued January 26, 2019 along with $6,148 of accrued interest for 4,694,538 shares of common stock but was rejected and have not yet been issued.

In November 2018, as part of one noteholders conversion request, shares underlying that/those conversions have not yet been issued resulting in a dispute between the Company and the noteholder as to potential penalties under the note agreement. The Company is in discussions with the noteholder on this matter as of the date of the filing of this report.

On November 13, 2018, the Company entered into Securities Purchase Agreement with Crown Bridge Partners LLC to issue an amount of convertible note in the amount of $105,000, with unsecured, interest bearing at 10% per annum and a maturity date of August 15, 2019.

ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of July 31, 2018. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

During the evaluation of disclosure controls and procedures as of July 31, 2018, management identified material weaknesses in internal control over financial reporting, which management considers an integral component of disclosure controls and procedures. Material weaknesses identified include the lack of any segregation of duties, lack of appropriate accounting policies and management’s assessment of internal control over financial reporting. As a result of the material weaknesses identified, management concluded that Company’s disclosure controls and procedures were not effective.

Notwithstanding the existence of these material weaknesses, management believes that the consolidated financial statements in this annual report on Form 10-K fairly present, in all material respects, Company’s financial condition as of July 31, 2018 and 2017, and results of its operations and cash flows for the years ended July 31, 2018 and 2017, in conformity with United States generally accepted accounting principles (GAAP).

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

The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of July 31, 2018, based on criteria established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified material weaknesses in internal control over financial reporting not effective as of July 31, 2018.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified are disclosed below:

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

As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that, as of July 31, 2018, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO.

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

Changes in Internal Controls over Financial Reporting

During the period ended July 31, 2018, there have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. Other Information

None

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names of the Company’s directors, executive officers, and key employees, and their positions with the Company, as of the date of this Annual Report:

Name	Age	Position(s)	Term of Officers (Directors)
Michael R. Ward	62	President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Accounting Officer Chairman of the Board of Directors,	August 11, 2016-Present
Patrick C. Dosser	35	Vice President	January 17, 2017-Present
John W. Dosser	36	Vice President	January 17, 2017-Present
David J. Cibrian	54	Member Board of Directors	January 17, 2017-Present
Soll Sussman	68	Member Board of Directors	March 8, 2017-Present
Alejandro Amelio	49	Member Board of Directors	March 8, 2017-Present

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

(g) Promoters and control persons.

Mr. Michael Ward, CEO and a member of the Board of Directors of the Company, owns 130,070,484 shares of our common stock which represents 38.0% of the total shares issued and outstanding. Additionally, Mr. Ward owns 10,000,000 Series A preferred shares which are convertible into 200,000,000 common shares. Therefore, Mr. Ward is the Company’s controlling shareholder. Except as disclosed above in paragraph (f), Mr. Ward has not been a party to any legal proceedings at any time during the past ten (10) years.

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

Code of Ethics

On November 13, 2017, the Board of Directors adopted the Company’s Code of Ethical Conduct. A copy is attached as Exhibit 14.

Meetings and Committees of the Board of Directors

We presently have no formal independent Board committees. Until further determination, the full Board of Directors will undertake the duties of the audit committee, compensation committee and nominating and governance committee. The members of the Board of Directors performing these functions as of July 31, 2018 are Michael R. Ward, David Cibrian, Soll Sussman and Alejandro Amelio.

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

ITEM 11. Executive Compensation

The following table set forth the compensation information on named executive officers Michael R. Ward, John Dosser and Patrick Dosser for the fiscal years ending July 31, 2017 and 2018. The stated salaries payable during 2016 up to the acquisition of 4Ward Resources, Inc. in January 2017 were payable by the 4Ward Resources subsidiary. Subsequent to the acquisition, the salaries became payable by Mirage Energy Corporation.

							Nonqualified
Name						Non-Equity	Deferred	All
And				Stock	Option	Incentive Plan	Compensation	Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)(1)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Michael R. Ward,	2018	270,000	-0-	-0-	-0-	-0-	-0-	-0-	270,000
CEO, CFO	2017	270,000	-0-	-0-	-0-	-0-	-0-	-0-	270,000

John W. Dosser,	2018	98,000	-0-	-0-	-0-	-0-	-0-	-0-	98,000
Vice Pres.	2017	98,000	-0-	-0-	-0-	-0-	-0-	-0-	98,000

Patrick C. Dosser,	2018	98,000	-0-	-0-	-0-	-0-	-0-	-0-	98,000
Vice Pres.	2017	98,000	-0-	-0-	-0-	-0-	-0-	-0-	98,000

(1) As of July 31, 2018, accrued and unpaid executive compensation totaled $1,284,750.

Compensatory Arrangements of Certain Officers

Each of our named executive officers have employment agreements through our 4Ward Resources subsidiary. See Exhibits 10.1, 10.2 and 10.3

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

Employment Agreements

The Company currently has employment agreements with its named executive officers through our subsidiary 4Ward Resources, Inc.

Michael R. Ward Employment Agreement

4Ward Resources, Inc., a wholly owned subsidiary, entered into an employment agreement with Michael R. Ward on June 15, 2015. Mr. Ward was employed as the President and CEO of 4Ward Resources, Inc. The term of the Employment Agreement is five (5) years. The Agreement contains a variety of provisions concerning termination. Mr. Ward’s salary of 270,000 annually, subject to future increases based on the Consumer Price Index. The original Agreement contained a stock grant which was subsequently terminated, on or about December 31, 2015. The Agreement provides for additional incentive compensation based on two factors associated with Company profitability and its subsequent sales growth commencing effective July 31, 2017. Additional employee benefits include standard employee benefits adopted by the Company, if any. Mr. Ward is entitled to four (4) weeks vacation annually, life insurance, automobile allowance and expense reimbursement.

Patrick Dosser Employment Agreement

4Ward Resources, Inc. entered into an Employment Agreement with Patrick Dosser on May 1, 2016 to act as the Company’s Vice President. The term of employment is four (4) years. Mr. Dosser’s salary is $98,000 annually. The Agreement contains standard terms of employment dealing with Company employee benefits, vacation time, expense reimbursement and termination.

John Dosser Employment Agreement

4Ward Resources, Inc. entered into an Employment Agreement with John Dosser on May 1, 2016 to act as the Company’s Vice President. The term of employment is four (4) years. Mr. Dosser’s salary is $98,000 annually. The Agreement contains standard terms of employment dealing with Company employee benefits, vacation time, expense reimbursement and termination.

Patrick and John Dosser are Michael R. Ward’s sons.

The foregoing summary of the material terms of the above Employment Agreements are qualified in their entirety by the requisite Employment Agreements attached hereto as Exhibits 10.1, 10.2 and 10.3.

Director Compensation

On July 31, 2018, the Company authorized a stock grant of 100,000 common shares each to David Cibrian, Soll Sussman and Alejandro Amelio totaling 300,000 shares of common stock for annual service on the board of directors. These shares were valued at $0.0187 per share as director compensation.

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

This table is based upon information derived from our stock records. We believe that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned; except as set forth above, applicable percentages are based upon 342,628,540 shares of common stock outstanding as of July 31, 2018. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to conversion of warrants and options held by that person that are currently exercisable or exercisable within 60 days of July 31, 2018. We did not deem those shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

(a) Name of Beneficial Owner of Certain Beneficial Owners

Table 1.

Title of Class	Name and address of beneficial owner	Amount and nature of beneficial ownership (3)		Percent of Class(6)
Common	Michael R. Ward(1)	138,026,484	(4)	40.285%
Preferred Series “A”	Michael R. Ward(1)	10,000,000	(5)	100%
Common	Choice Consulting, LLC(2)	62,136,000		18.135%
Total		400,162,484	(6)	73.745%

____________

(1)	Address of each beneficial owner is 900 Isom Rd., Ste. 306, San Antonio, TX 78216
(2)	Address of Choice Consulting, LLC is 44120 Hunter Terrace, Freemont, CA 94539. The Company believes that Sadru Karim has dispositive and voting authority over Choice Consulting, LLC.
(3)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on July 31, 2018. As of July 31, 2018, there were 342,628,540 shares of our Company’s Common Stock issued and outstanding and 10,000,000 Series A Preferred shares.

(4)

Includes 7,956,000 common shares owned by White Boy Partnership, LLC, a Texas limited liability company owned and controlled by Chris Ward, Michael R. Ward’s spouse. Mr. Ward disclaims beneficial ownership of White Boy Partnership’s equity securities.

(5)

The Series A Preferred shares are immediately convertible into 200,000,000 shares of the Company’s Common Stock and possess voting rights for 200,000,000 shares on an “as converted basis”. Combining Mr. Ward’s direct ownership of 130,070,484 common shares with the 200,000,000 “as converted” preferred share votes gives Mr. Ward the ability to vote 60.83% of the Company’s common stock at any shareholder meeting.

(6)

Includes 200,000,000 votes by virtue of the Series A preferred shares (See Note 5). The total percentage is calculated using 542,628,540 as the inferred total issued and outstanding voting stock utilizing the Series A preferred on an “as converted” basis.

(b) Security Ownership of Management

Table 2.

Title of Class	Name and address of beneficial owner	Amount and nature of beneficial ownership (2)		Percent of Class (2)
Common	Michael R. Ward (1)	138,026,484	(3)	40.285%
Preferred Series “A”	Michael R. Ward (1)	10,000,000	(4)	100%
Common	Patrick C. Dosser (1)	6,300,432		1.839%
Common	John W. Dosser (1)	6,300,000		1.839%
Common	David Cibrian (1)	150,000		0.0438%
Common	Soll Sussman (1)	150,000		0.0438%
Common	Alejandro Amelio (1)	150,000		0.0438%
Total Common		351,076,916	(5)	64.699	%(5)

____________

(1)	Address of each beneficial owner is 900 Isom Rd., Ste. 306, San Antonio, TX 78216
(2)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on July 31, 2018. As of July 31, 2018, there were 342,628,540 shares of our Company’s Common Stock issued and outstanding and 10,000,000 Series A Preferred shares which vote as 200,000,000 common shares.

(3)

Includes 7,956,000 common shares owned by White Boy Partnership, LLC, a Texas limited liability company owned and controlled by Chris Ward, Michael R. Ward’s spouse. Mr. Ward disclaims beneficial ownership of White Boy Partnership’s equity securities. Mr. Ward’s direct ownership is 130,070,484 common shares.

(4)

The Series A Preferred shares are immediately convertible into 200,000,000 shares of the Company’s Common Stock and possess voting rights for 200,000,000 shares on an “as converted basis”. Combining Mr. Ward’s direct ownership of 130,070,484 common shares with the 200,000,000 “as converted” preferred share votes gives Mr. Ward the ability to vote 60.83% of the Company’s common stock at any shareholder meeting.

(5)

Includes 200,000,000 votes by virtue of the Series A preferred shares. The total percentage is calculated using 548,628,540 as the inferred total issued and outstanding voting stock utilizing the Series A preferred on an “as converted” basis.

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

As of July 31, 2018, the CEO and two other members of management and one other employee had earned accrued unpaid salary in the amount of $1,363,500, of which $843,750 was due to the CEO. Accrued salaries of $1,363,500 combined along with accrued payroll taxes of $49,676 for a total accrued related party salaries and payroll tax of $1,413,176 was for the period from June 2015 until July 31, 2018.

Also, Mr. Michael Ward was owed $21,078 at July 31, 2017 which has decreased to $2,229 as of July 31, 2018, resulting from additional $40,100 of loans provided and $26,725 of expenses paid which increased the total amount due to $87,903 less repayments of $85,674 during the year ended July 31, 2018. Additionally, White Boy Partnership, LLC, a company owned by the spouse of the CEO provided a loan of $187,600 to 4Ward Resources, Inc. during the year ended July 31, 2017. Repayments of $34,724 were made during the year ended July 31, 2018, which reduced the balance due to $152,876 as of July 31, 2018.

Director Independence

As of July 31, 2018, the Company had four individuals serving on the Board of Directors. The Company is not currently a listed issuer and, as such, is not subject to any director independence standards using the definition of independence set forth in the Nasdaq Marketplace Rule 4200(a)(15).

ITEM 14. Principal Accountants Fees and Services

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s public accounting firm, MaloneBailey, LLP, for the audit and the reviews of the Company’s financial statements for the years ended July 31, 2018 and July 31, 2017, were $41,183 (subject to final adjustment) and $31,000, respectively.

Audit Related Fees

The Company incurred no fees during the last two fiscal years for assurance and related services by the Company’s principal accountant that were reasonably related to the performance of the audit or review of the Company’s financial statements, and not reported under “Audit Fees” above.

Tax Fees

During fiscal years 2018 and 2017, the Company incurred $3,500 (estimated subject to final adjustment) and $2,817, respectively, in fees for professional services rendered by the Company’s principal accountant for tax compliance, tax advice or tax planning.

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

The Company’s principal auditor and its affiliated firm completed all of the audit without the assistance of any other firms.

PART IV

ITEM 15. Exhibits

Exhibit Number	Description of Exhibit	Location of Exhibit
2.1	Articles of Merger (sub into parent/name change) dated November 7, 2016 incorporated by reference	10-K filed November 30, 2017
2.2	Share Exchange Agreement between Mirage Energy Corp and Michael Ward dated January 24, 2017	8-K filed January 27, 2017
3.1	Articles of Incorporation incorporated by reference	S-1filed October 24, 2014
3.2	Bylaws of Registrant incorporated by reference	S-1filed October 24, 2014
3.3	Amendment to Bylaws of Registrant incorporated by reference	8-K filed August 12, 2016
3.4	Amendment to Articles of Incorporation (capital change) dated November 7, 2016 incorporated by reference	8-K filed November 11, 2016
10..1	Employment Agreement and Amendment for Michael Ward with 4Ward Resources, Inc. dated June 15, 2015	Filed herewith
10.2	Employment Agreement for John Dosser with 4 Ward Resources, Inc. dated May 1, 2016	Filed herewith
10.3	Employment Agreement for Patrick Dosser with 4 Ward Resources, Inc. dated May 1, 2016	Filed herewith
14	Code of Ethics	10-K filed November 30, 2017
21	Subsidiaries of the registrant	Filed herewith
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Ward – CEO	Filed herewith
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Ward - CFO	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, M.R.Ward - CEO	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, M.R.Ward - CFO	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AWG International Water Corporation

Date: December 21, 2018	/s/ Michael R. Ward
By: Michael R. Ward Title: Chief Executive Officer (Principal Executive Officer)

Date: December 21, 2018	/s/ Michael R. Ward
By: Michael R. Ward Title: Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: December 21, 2018	/s/ Michael R. Ward
By: Michael R. Ward
Title: Director

Date: December 21, 2018	/s/ Michael R. Ward
By: Michael R. Ward
Title: Director

Date: December 21, 2018	/s/ David Cibrian
By: David Cibrian
Title: Director
Date: December 21, 2018	/s/ Soll Sussman
By: Soll Sussman Title: Director

Date: December 21, 2018	/s/Alejandro Amelio
By: Alejandro Amelio Title: Director

