Form 10-Q
period 2018-10-31
Mirage Energy Corp
filed 2019-02-11
CIK 1623360

OMB APPROVAL
OMB Number: 3235-0070 Expires: October 31, 2021 Estimated average burden hours per response 190.42

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended October 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: February 11, 2019 there were 359,320,042 shares of the Company’s common stock were issued and outstanding.

MIRAGE ENERGY CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2018

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s 10-K for the year ending July 31, 2018 filed with the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year ending July 31, 2019.

3

MIRAGE ENERGY CORPORATION

INDEX TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

October 31, 2018

MIRAGE ENERGY CORPORATION
Consolidated Balance Sheets

	October 31,	July 31,
	2018	2018
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$11,426	$13,480
Prepaid expenses	2,695	2,306
Total Current Assets	14,121	15,786

Property, plant and equipment, net	4,216	4,611

Other Assets
Deposits	6,921	6,921
Total Other Assets	6,921	6,921

TOTAL ASSETS	$25,258	$27,318

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Loans payable, related parties	$105,899	$155,105
Accounts payable and accrued liabilities	549,340	479,964
Loan payable	77,844	77,844
Convertible debentures	291,546	257,206
Accrued salaries and payroll taxes, related parties	1,540,784	1,413,176
Total Current Liabilities	2,565,413	2,383,295

Long-Term Liabilities
Loan payable	50,000	50,000
TOTAL LIABILITIES	2,615,413	2,433,295

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par value $0.001, 10,000,000 shares authorized, 10,000,000 shares issued and outstanding as of October 31, 2018 and July 31, 2018	10,000	10,000
Common stock, par value $0.001, 900,000,000 shares authorized, 354,320,042 shares issued and outstanding as of October 31, 2018; 342,628,540 shares issued and outstanding as of July 31, 2018	354,320	342,628
Additional paid-in capital	791,566	580,540
Accumulated deficit	(3,745,941)	(3,339,045)
Accumulated other comprehensive loss	(100)	(100)
TOTAL STOCKHOLDERS’ (DEFICIT)	(2,590,155)	(2,405,977)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$25,258	$27,318

The accompanying notes are an integral part of these consolidated financial statements.

MIRAGE ENERGY CORPORATION

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended
	October 31,
	2018	2017

OPERATING EXPENSES
General and administrative expenses	$212,677	$227,882
Professional fees	39,303	30,482
Total Operating Expenses	251,980	258,364

LOSS FROM OPERATIONS	(251,980)	(258,364)

OTHER EXPENSE
Interest expense	154,916	5,138
Total Other Expense	154,916	5,138

LOSS BEFORE INCOME TAXES	(406,896)	(263,502)

NET LOSS	(406,896)	(263,502)

TOTAL COMPREHENSIVE LOSS	$(406,896)	$(263,502)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	349,799,576	310,190,456

The accompanying notes are an integral part of these consolidated financial statements.

MIRAGE ENERGY CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	October 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(406,896)	$(263,502)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation expense	395	395
Financing Fees	9,500	-
Loss on change in fair value of convertible debt	142,420	-
Changes in operating assets and liabilities:
Prepaid expenses	(389)	246
Accounts payable	84,411	36,416
Accrued expenses	2,580	14,247
Accrued salaries and payroll taxes, related parties	127,608	161,327
Net cash (used) in operating activities	(40,371)	(50,871)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan, related party	-	14,200
Repayments of loan, related party	(53,183)	(12,357)
Proceeds from sale of convertible debt	91,500	38,000
Net cash provided by financing activities	38,317	39,843

Net (decrease) in cash	(2,054)	(11,028)

Cash and cash equivalents - beginning of period	13,480	11,776

Cash and cash equivalents - end of period	$11,426	$748

Supplemental Cash Flow Disclosures
Cash paid for interest	$2,539	$641
Cash paid for income taxes	$-	$-

Supplemental Non-Cash Activity Disclosures
Expenses paid by shareholder	$3,977	$4,173
Stock issued for convertible interest	$5,215	$-
Stock issued for convertible debt	$217,503	$-
Proceeds from sale of convertible debt paid directly to vendor	$10,500	$-

The accompanying notes are an integral part of these consolidated financial statements.

MIRAGE ENERGY CORPORATION

Notes to the Consolidated Interim Financial Statements

October 31, 2018

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

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s 10-K filed with the Securities and Exchange Commission on December 24, 2018.

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

As of October 31, 2018 and July 31, 2018, the Company has convertible notes with a total base principal of $229,500 and $207,500, respectively, which become convertible in 180 days. These notes will have a dilutive effect on common stock. The Company has no other potentially dilutive securities, such as options or warrants, currently issued and outstanding.

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

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had a net loss of $406,896 and had net cash used in operations of $40,371 for the three months ended October 31, 2018 and had an accumulated deficit and working capital deficit of $3,745,941 and $2,551,292 at that date. The Company has not established an ongoing source of revenues sufficient to cover its operating cost, and requires additional capital to commence its operating plan. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about its ability to continue as a going concern.

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

NOTE 4 - DEBT

As of October 31, 2018, the number of shares of common stock that can be issued for convertible debt as per Note 9 - Subsequent Events are 4,694,538. The other notes were not convertible at October 31, 2018 All convertible debt is in default due to missing the 10-K filing deadline.

A summary of debt at October 31, 2018 and July 31, 2018 is as follows:

	October 31,	July 31,
	2018	2018
Notes payables related party, unsecured, interest bearing at 5% rate per annum, on demand	$105,377	$152,876
Note, unsecured interest bearing at 2% per annum, due July 9, 2020	50,000	50,000
Note, unsecured interest bearing at 7.5% per annum, due April 15, 2018. This was an accounts payable bill that was converted to a loan as per Note 7 - Commitments and Contingencies. This note is now in default as of April 16, 2018 and has a default interest of 17.5%	77,844	77,844

Convertible debenture, unsecured, interest bearing at 12% per annum, issued January 5, 2018 in the amount of $75,000 with an original issue discount of $2,000 and cash proceeds of $73,000, convertible at July 4, 2018 with conversion price at a discount rate of 45% of market price which is the average of the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to the conversion date, maturity date of January 5, 2019. During September 2018, $25,000 of this debt was converted and the Company issued 3,223,726 shares of common stock with a fair value of $49,968 in payment leaving a principal balance of $30,000. The convertible note had a net change in fair value of $37,308.

	92,045	104,706

Convertible debenture, unsecured, interest bearing at 12% per annum, issued February 26, 2018 in the amount of $43,000 with fees of $3,000 and cash proceeds of $40,000, convertible at August 25, 2018 with conversion price at a discount rate of 45% of market price which is the average of the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to the conversion date, maturity date of November 30, 2018. This note defaulted on March 25, 2018 and a default penalty of $21,500 was added to the note for a total of $64,500 and incurred default interest rate of 22%. During August and September 2018, $64,500 of this debt plus $2,580 in interest was converted and the Company issued 8,467,776 shares of common stock with a fair value of $167,534 in payment leaving no balance due. The convertible note had a net change in fair value of $105,111.

-	64,500

Convertible debenture, unsecured, interest bearing at 12% per annum, issued June 12, 2018 in the amount of $32,000 with fees of $2,000, cash proceeds of $28,200 and disbursement of $1,800, convertible at December 9, 2018 with conversion price at a discount rate of 45% of market price which is the average of the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to the conversion date, maturity date of March 30, 2019. As of October 31, 2018, there was a principal balance of $32,000. This note becomes convertible on December 9, 2018. This note defaulted on November 14, 2018 and a default penalty of $16,000 will be added to the note for a total of $48,000 and incurred default interest rate of 22%.

32,000	32,000

Convertible debenture, unsecured, interest bearing at 12% per annum,, issued June 12, 2018 in the amount of $18,000 with fees of $0 and cash proceeds of $18,000 which was paid directly to the vendor, convertible at December 9, 2018 with conversion price at a discount rate of 45% of market price which is the average of the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to the conversion date, maturity date of March 30, 2019. As of October 31, 2018, there was a principal balance of $18,000. This note becomes convertible on December 9, 2018. This note defaulted on November 14, 2018 and a default penalty of $9,000 will be added to the note for a total of $27,000 and incurred default interest rate of 22%.

18,000	18,000

Convertible debenture, unsecured, interest bearing at 12% per annum,, issued July 10, 2018 in the amount of $38,000 with fees of $3,000 and cash proceeds of $35,000, convertible at January 6, 2019 with conversion price at a discount rate of 45% of market price which is the average of the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to the conversion date, maturity date of April 30, 2019. As of October 31, 2018, there was a principal balance of $38,000. This note becomes convertible on January 6, 2019. This note defaulted on November 14, 2018 and a default penalty of $19,000 will be added to the note for a total of $57,000 and incurred default interest rate of 22%.

38,000	38,000

Convertible debenture, unsecured, interest bearing at 12% per annum, issued August 6, 2018 in the amount of $35,000 with fees of $3,000, cash proceeds of $32,000, convertible at February 2, 2019 with conversion price at a discount rate of 49% of market price which is the average of the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to the conversion date, maturity date of May 30, 2019. As of October 31, 2018, there was a principal balance of $35,000. This note becomes convertible on February 2, 2019. This note defaulted on November 14, 2018 and a default penalty of $17,500 will be added to the note for a total of $52,500 and incurred default interest rate of 22%.

35,000	-

Convertible debenture, unsecured, interest bearing at 12% per annum,, issued August 27, 2018 in the amount of $33,000 with fees of $3,000 and cash proceeds of $30,000, convertible at February 23, 2019 with conversion price at a discount rate of 49% of market price which is the average of the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to the conversion date, maturity date of June 15, 2019. As of October 31, 2018, there was a principal balance of $33,000. This note becomes convertible on February 23, 2019. This note defaulted on November 14, 2018 and a default penalty of $16,500 will be added to the note for a total of $49,500 and incurred default interest rate of 22%.

33,000	-

Convertible debenture, unsecured, interest bearing at 12% per annum, issued September 20, 2018 in the amount of $33,000 with fees of $3,000 and cash proceeds of $30,000, convertible at March 19, 2019 with conversion price at a discount rate of 49% of market price which is the average of the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to the conversion date, maturity date of July 15, 2019. As of October 31, 2018, there was a principal balance of $33,000. This note becomes convertible on March 19, 2019. This note defaulted on November 14, 2018 and a default penalty of $16,500 will be added to the note for a total of $49,500 and incurred default interest rate of 22%.

	33,000	-

Convertible debenture, unsecured, interest bearing at 12% per annum, issued October 25, 2018 in the amount of $10,500 with fees of $0 and cash proceeds of $10,500 which was paid directly to the vendor, convertible at April 23, 2019 with conversion price at a discount rate of 49% of market price which is the average of the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to the conversion date, maturity date of August 15, 2019. As of October 31, 2018, there was a principal balance of $10,500. This note becomes convertible on April 23, 2019. This note defaulted on November 14, 2018 and a default penalty of $5,250 will be added to the note for a total of $15,750 and incurred default interest rate of 22%.

	10,500	-
Loan payable related party, unsecured, non-interest bearing, on demand	523	2,229
Total Debt	525,289	540,155
Less: Current Maturities	475,289	490,155

Total Long-Term Debt	$50,000	$50,000

NOTE 5 - RELATED PARTY TRANSACTIONS

As of October 31, 2018, the CEO and two other members of management and one other employee had earned accrued unpaid salary in the amount of $1,488,750. Accrued salaries of $1,488,750 combined with accrued payroll taxes of $52,034 for a total accrued related party salaries and payroll tax of $1,540,784 for the period from June 2015 until October 31, 2018.

Also, Mr. Michael Ward, President was owed $2,229 at July 31, 2018 which has decreased to $523 as of October 31, 2018 resulting from additional expenses paid of $3,977 and repayments of $5,683 during the three months ended October 31, 2018.

Additionally, White Boy Partnership, LLC, a company owned by the spouse of the CEO, had provided a total loan of $187,600. Repayments of $34,724 were made during the year ended July 31, 2018, which reduced the balance due to $152,876 as of July 31, 2018. Due to additional payments of $47,500 for the period ended October 31, 2018 the balance has decreased to a total loan amount of $105,376.

NOTE 6 – LEASES

On June 9, 2016, the Company entered into a Lease Agreement for its San Antonio, Texas office lease location. The Lease Period is for three (3) years beginning July 1, 2016. The landlord is holding $6,921 as security and shall be returned at the end of the lease. The Company shall pay as additional rent all other sums of money as shall become due and payable by them under this Lease. To date after twenty-eight (28) months of this thirty-six (36) month lease, no such additional charges have been made. The Company has incurred rent expense in the amount of $21,010 and $82,178 for the three month ended October 31, 2018 and the year ended July 31, 2108 respectively. Below is the schedule of base rent for the remaining Lease term as of October 31, 2018.

Year	Amount
2019	$56,028

Total Remaining Base Rent	$56,028

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company committed to eighteen (18) months of Acquisition of Pipeline Rights of Way to Marcos y Asociados with a total amount of $77,844 which was due April 15, 2018 and not paid as of October 31, 2018. Interest will continue accruing after October 31, 2018 until it is paid.

From time to time the Company may become a party to litigation matters involving claims against the Company. Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 8 – EQUITY

On August 28, 2018, Power Up Lending Group Ltd converted principal in the amount of $20,000 of the $43,000 note issued February 26, 2018 that was defaulted to $64,500 for 2,702,703 shares of common stock.

On August 31, 2018, Power Up Lending Group Ltd converted principal in the amount of $15,000 of the $43,000 note issued February 26, 2018 that was defaulted to $64,500 for 2,000,000 shares of common stock.

On September 5, 2018, Power Up Lending Group Ltd converted principal in the amount of $15,000 of the $43,000 note issued February 26, 2018 that was defaulted to $64,500 for 1,948,052 shares of common stock.

On September 10, 2018, Power Up Lending Group Ltd converted the remaining principal in the amount of $14,500 of the $43,000 note issued February 26, 2018 that was defaulted to $64,500 for 1,542,553 shares of common stock along with $2,580 of accrued interest for 274,468 shares of common stock.

On September 11, 2018, JSJ Investments, Inc. converted principal in the amount of $25,000 of the $75,000 note issued January 5, 2018 for 3,223,726 shares of common stock.

NOTE 9 - SUBSEQUENT EVENTS

The Company evaluated events occurring subsequent to October 31, 2018, identifying those that are required to be disclosed as follows:

On November 6, 2018, JSJ Investments Inc. attempted to convert the remaining principal in the amount of $30,000 of the $75,000 note issued January 5, 2018 for 3,896,103 shares of common stock along with interest of $6,148 of accrued interest for 798,435 shares of common stock but was rejected and have not yet been issued.

On November 13, 2018, the Company entered into Securities Purchase Agreement with Crown Bridge Partners, LLC to issue a convertible note in the aggregate principal amount of $105,000, with unsecured, interest bearing at 10% per annum and a maturity date of November 13, 2019 for the first tranche for $35,000. The Company does not intend to draw down any more.

In November 2018, as part of one note holder’s conversion request, shares underlying that/those conversions have not yet been issued resulting in a dispute between the Company and the note holder as to potential penalties under the note agreement. The Company is in discussions with the note holder on this matter as of the date of the filing report.

In January 2019, the Company offered and sold 5,000,000 shares of common stock at $0.025 per share for $125,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Except for historical information, this report contains certain forward-looking statements. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the “Current Business” and “Risk Factors” sections in our 10-K for the year ended July 31, 2018, as filed on December 24 , 2018. You should carefully review the risks described in our documents we file from time to time with the Securities and Exchange Commission (“SEC”). You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

Discussion and Analysis of Financial Condition and Results of Operations

Revenues

Three month period ended October 31, 2018

For the three (3) month period ended October 31, 2018, we generated no revenue and incurred a net loss of $406,896.

Our net loss of $406,896 for the three (3) month period ended October 31, 2018 was the result of operating expenses of $251,980 and other expense (comprised of interest expense) of $154,916. Our operating expenses consisted of $212,677 in general and administrative expenses, and $39,303 in professional fees.

Three month period ended October 31, 2017

For the three (3) month period ended October 31, 2017, we generated no revenue and incurred a net loss of $263,502.

Our net loss of $263,502 for the three (3 month period ended October 31, 2017 was the result of operating expenses of $258,364 and other expense (comprised of interest expense) of $5,138. Our operating expenses consisted of $227,882 in general and administrative expenses, and $30,482 in professional fees.

Costs and Expenses

Our primary costs going forward are related to engineering, travel, professional fees, and legal fees associated with our proposed pipeline and natural gas storage activities in Mexico.

For the three (3) months ended October 31, 2018 and October 31, 2017, total general and administrative expenses were $212,677 and $227,882, respectively.

For the three (3) months ended October 31, 2018, we had $212,677 in general and administrative expenses compared to $227,882 in general and administrative expenses for the three (3) months ended October 31, 2017. The $15,205 decrease in general and administrative expenses was primarily the result of spending related to executive compensation, office rental, travel and entertainment, public relations fees and other general and administrative expenses.

The professional fees for the three (3) months ending October 31, 2018 and October 31, 2017 were $39,303 and $30,482, respectively. The $8,821 increase was primarily related to increases in legal fees, auditing fees and other professional fees.

The executive compensation for the three (3) months ending October 31, 2018 and October 31, 2017 was $116,500 and $116,500, respectively. No change was due to the same executives employed at the same compensation during both periods.

Liquidity and Capital Resources

Cash Flows

Operating Activities

For the three (3) month period ended October 31, 2018, net cash used in operating activities was $40,371. The negative cash flow for the three (3) months ended October 31, 2018 related to our net loss of $406,896, a decrease in prepaid expenses of $389, adjusted for $9,500 in financing fees, adjusted for depreciation of $395, a change of $142,420 in convertible debt due to fair market value, an increase of $84,411 in accounts payable, an increase of $2,580 in accrued expenses and an increase of $127,608 in accrued salaries and payroll taxes – related parties.

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

Investing Activities

For the three (3) months ended October 31, 2018 net cash used in investing activities was nil.

For the three (3) months ended October 31, 2017 net cash used in investing activities was nil.

Financing Activities

For the three (3) months ended October 31, 2018, net cash provided from financing activities was $38,317. The positive cash flow from financing activities for such period was comprised of an increase in loans payable from related parties, proceeds from sale of common stock, and proceeds from a long-term loan and convertible debenture.

For the three (3) months ended October 31, 2017, net cash provided from financing activities was $39,843. The positive cash flow from financing activities for such period was comprised of a net increase in loans payable from related parties and proceeds from a convertible debenture.

Liquidity

To date, we have funded our operations primarily with capital provided and loans provided by related parties, accruing of salaries and accounts payable. We do not currently have commitments in regards to fixed costs.

As of October 31, 2018, Mirage Energy Corporation had $11,426 in cash on hand and prepaid expenses of $2,695. Since Mirage Energy Corporation was unable to reasonably project its future revenue, it must presume that it will not generate any revenue during the next twelve (12) to twenty-four (24) months. We therefore will need to obtain additional debt or equity funding in the next two (2) – three (3) months, but there can be no assurances that such funding will be available to us in sufficient amounts or on reasonable terms.

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

For the year ended July 31, 2018, the Company has funded operations with debt of $279,000 from convertible notes and proceeds of $40,100 from related party loans while making loan repayments of $95,398. The Company plans to raise additional funds through various sources to support ongoing operations throughout fiscal year 2019.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended October 31, 2018, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material legal proceedings pending against the Company to the knowledge of management.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2019, the Company offered and sold 5,000,000 shares of restricted common stock at $0.025 per share for $125,000.

The Shares were not registered under the Securities Act of 1933, as amended (the “Securities Act”), and were in each case offered, sold and issued in reliance upon the exemption from registration provided by Section 4 (a) (2) of the Securities Act, as a transaction by an issuer not involving a public offering, and Rule 506 of Regulation D promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

The Company's repeated failures to timely file its SEC reports have triggered defaults on our convertible promissory notes which will subject the Company to financial penalties. See Financial Statement Footnote 4.

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

Date: February 11, 2019

Mirage Energy Corporation

(Registrant)

By:	/s/ Michael R. Ward	/s/ Michael R. Ward
	Michael R. Ward	Michael R. Ward
	Chief Executive Officer (Principal Executive Officer)	Chief Financial Officer (Principal Accounting Officer)

