Form 10-Q
period 2019-01-31
Mirage Energy Corp
filed 2019-03-27
CIK 1623360

OMB APPROVAL
OMB Number: 3235-0070 Expires: October 31, 2021 Estimated average burden hours per response 190.42

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended January 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: March 22, 2019 there were 393,742,660 shares of the Company’s common stock were issued and outstanding.

MIRAGE ENERGY CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2019

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

3

MIRAGE ENERGY CORPORATION

INDEX TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

January 31, 2019

MIRAGE ENERGY CORPORATION
Consolidated Balance Sheets

	January 31,	July 31,
	2019	2018
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$66,801	$13,480
Prepaid expenses	2,017	2,306
Total Current Assets	68,818	15,786

Property, plant and equipment, net	3,821	4,611

Other Assets
Deposits	6,921	6,921
Total Other Assets	6,921	6,921

TOTAL ASSETS	$79,560	$27,318

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Loans payable, related parties	$48,897	$155,105
Accounts payable and accrued liabilities	618,467	479,964
Loan payable	77,844	77,844
Convertible debentures	2,440,131	257,206
Accrued salaries and payroll taxes, related parties	1,669,230	1,413,176
Total Current Liabilities	4,854,569	2,383,295

Long-Term Liabilities
Loan payable	50,000	50,000
TOTAL LIABILITIES	4,904,569	2,433,295

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par value $0.001, 10,000,000 shares authorized, 10,000,000 shares issued and outstanding as of January 31, 2019 and July 31, 2018	10,000	10,000
Common stock, par value $0.001, 900,000,000 shares authorized, 359,320,042 shares issued and outstanding as of January 31, 2019; 342,628,540 shares issued and outstanding as of July 31, 2018	359,320	342,628
Additional paid-in capital	911,566	580,540
Accumulated deficit	(6,105,795)	(3,339,045)
Accumulated other comprehensive loss	(100)	(100)
TOTAL STOCKHOLDERS’ (DEFICIT)	(4,825,009)	(2,405,977)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$79,560	$27,318

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MIRAGE ENERGY CORPORATION

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2019	2018	2019	2018

OPERATING EXPENSES
General and administrative expenses	$222,004	$311,730	$434,681	$539,612
Professional fees	15,387	15,086	54,690	45,568
Total Operating Expenses	237,391	326,816	489,371	585,180

LOSS BEFORE OPERATIONS	(237,391)	(326,816)	(489,371)	(585,180)

OTHER EXPENSE
Interest expense	2,122,464	109,652	2,277,379	114,790
Total Other Expense	2,122,464	109,652	2,277,379	114,790

LOSS BEFORE INCOME TAXES	(2,359,855)	(436,468)	(2,766,750)	(699,970)

NET LOSS	(2,359,855)	(436,468)	(2,766,750)	(699,970)

TOTAL COMPREHENSIVE LOSS	$(2,359,855)	$(436,468)	$(2,766,750)	$(699,970)

Basic and Diluted Loss per Common Share	$(0.01)	$(0.00)	$(0.01)	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	354,817,868	310,904,153	352,557,635	310,550,977

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MIRAGE ENERGY CORPORATION

Consolidated Statement of Cash Flows

(Unaudited)

	Six Months Ended
	January 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(2,766,750)	$(699,970)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation expense	790	790
Financing Fees	16,500	10,000
Loss on change in fair value of convertible debt	1,976,755	65,164
Penalty on convertible debt	267,250	35,500
Issuance of stock for services and fees	-	42,500
Changes in operating assets and liabilities
Prepaid expenses	289	(219)
Accounts payable	167,876	135,345
Accrued expenses	2,580	9,155
Accrued salaries and payroll taxes, related parties	256,054	294,250
Net cash (used) in operating activities	(78,656)	(107,485)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan, related party	-	27,434
Repayment of loan, related party	(115,023)	(18,357)
Proceeds from sale of common stock	125,000	-
Proceeds from convertible debt	122,000	127,640
Net cash provided by financing activities	131,977	136,717

Net increase in cash	53,321	29,232

Cash and cash equivalents - beginning of period	13,480	11,776

Cash and cash equivalents - end of period	$66,801	$41,008

Supplemental Cash Flow Disclosures
Cash paid for interest	$1,113	$2,321
Cash payments for income taxes	$-	$-

Supplemental Non-Cash Activity Disclosures
Expenses paid by shareholder	$8,815	$4,173
Stock issued for convertible interest	$5,215	$-
Stock issued for convertible debt	$217,503	$88,988
Proceeds from sale of convertible debt paid directly to vendor	$20,000	$28,360

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MIRAGE ENERGY CORPORATION

Notes to the Consolidated Interim Financial Statements

January 31, 2019

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

As of January 31, 2019 and July 31, 2018, the Company has convertible notes with a total base principal of $276,500 and $206,000, respectively, which become convertible in 180 days. There is a potential for 17,489,366 shares if the principal of $276,500 were converted at January 31, 2019. These notes will have a dilutive effect on common stock. The Company has 10,000,000 shares of Mirage’s Series A Preferred Stock which possess 20 votes per share and are convertible into 200,000,000 common shares. As of January 31, 2019 there were 164,062 warrants issued and outstanding which are equal to 164,062 shares which have not been exercised.

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

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had a net loss of $2,766,750 and had net cash used in operations of $78,656 for the six months ended January 31, 2019 and had an accumulated deficit and working capital deficit of $6,105,795 and $4,785,751 at that date. The Company has not established an ongoing source of revenues sufficient to cover its operating cost, and requires additional capital to commence its operating plan. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about its ability to continue as a going concern.

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

NOTE 4 - DEBT

As of January 31, 2019, the number of shares of common stock that can be issued for convertible debt as per Note 9 - Subsequent Events was in default due to missing the 10-K filing deadline.

A summary of debt at January 31, 2019 and July 31, 2018 is as follows:

	Jan. 31,	July 31,
	2019	2018
Notes payables related party, unsecured, interest bearing at 5% rate per annum, on demand	$48,877	$152,876
Note, unsecured interest bearing at 2% per annum, due July 9, 2020	50,000	50,000
Note, unsecured interest bearing at 7.5% per annum, due April 15, 2018. This was an accounts payable bill that was converted to a loan as per Note 7 - Commitments and Contingencies. This note is now in default as of April 16, 2018 and has a default interest of 17.5%.	77,844	77,844

Convertible debenture, unsecured, interest bearing at 12% per annum, issued January 5, 2018 in the amount of $75,000 with an original issue discount of $2,000 and cash proceeds of $73,000, convertible at July 4, 2018 with conversion price at a discount rate of 45% of market price which is the average of the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to the conversion date, maturity date of January 5, 2019. During September 2018, $25,000 of this debt was converted and the Company issued 3,223,726 shares of common stock with a fair value of $49,968 in payment leaving a principal balance of $30,000. This note defaulted in November 2018 and a default penalty of $144,000 was added to the note for a total of $219,000. The convertible note had a net change in fair value of $830,699.

	1,029,437	104,706

Convertible debenture, unsecured, interest bearing at 12% per annum, issued February 26, 2018 in the amount of $43,000 with fees of $3,000 and cash proceeds of $40,000, convertible at August 25, 2018 with conversion price at a discount rate of 45% of market price which is the average of the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to the conversion date, maturity date of November 30, 2018. This note defaulted on March 25, 2018 and a default penalty of $21,500 was added to the note for a total of $64,500 and incurred default interest rate of 22%. During August and September 2018, $64,500 of this debt plus $2,580 in interest was converted and the Company issued 8,467,776 shares of common stock with a fair value of $167,534 in payment leaving no balance due. The convertible note had a net change in fair value principal of $103,034 and a net change in fair value accrued interest of $2,077.

	-	64,500

Convertible debenture, unsecured, interest bearing at 12% per annum, issued June 12, 2018 in the amount of $32,000 with fees of $2,000, cash proceeds of $28,200 and disbursement of $1,800, convertible at December 9, 2018 with conversion price at a discount rate of 45% of market price which is the average of the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to the conversion date, maturity date of March 30, 2019. As of January 31, 2019, there was a principal balance of $48,000. This note became convertible on December 9, 2018. This note defaulted on November 14, 2018 and a default penalty of $16,000 was added to the note for a total of $48,000 and incurred default interest rate of 22%. The convertible note had a net change in fair value of $190,545.

	238,545	32,000

Convertible debenture, unsecured, interest bearing at 12% per annum, issued June 12, 2018 in the amount of $18,000 with fees of $0 and cash proceeds of $18,000 which was paid directly to the vendor, convertible at December 9, 2018 with conversion price at a discount rate of 45% of market price which is the average of the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to the conversion date, maturity date of March 30, 2019. This note became convertible on December 9, 2018. This note defaulted on November 14, 2018 and a default penalty of $9,000 was added to the note for a total of $27,000 and incurred default interest rate of 22%. The convertible note had a net change in fair value of $107,182.

134,182	18,000

Convertible debenture, unsecured, interest bearing at 12% per annum,, issued July 10, 2018 in the amount of $38,000 with fees of $3,000 and cash proceeds of $35,000, convertible at January 6, 2019 with conversion price at a discount rate of 45% of market price which is the average of the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to the conversion date, maturity date of April 30, 2019. This note becomes convertible on January 6, 2019. This note defaulted on November 14, 2018 and a default penalty of $19,000 was added to the note for a total of $57,000 and incurred default interest rate of 22%. The convertible note had a net change in fair value of $226,273.

283,273	38,000

Convertible debenture, unsecured, interest bearing at 12% per annum, issued August 6, 2018 in the amount of $35,000 with fees of $3,000, cash proceeds of $32,000, convertible at February 2, 2019 with conversion price at a discount rate of 49% of market price which is the average of the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to the conversion date, maturity date of May 30, 2019. This note becomes convertible on February 2, 2019. This note defaulted on November 14, 2018 and a default penalty of $17,500 was added to the note for a total of $52,500 and incurred default interest rate of 22%.

52,500	-

Convertible debenture, unsecured, interest bearing at 12% per annum,, issued August 27, 2018 in the amount of $33,000 with fees of $3,000 and cash proceeds of $30,000, convertible at February 23, 2019 with conversion price at a discount rate of 49% of market price which is the average of the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to the conversion date, maturity date of June 15, 2019. This note becomes convertible on February 23, 2019. This note defaulted on November 14, 2018 and a default penalty of $16,500 was added to the note for a total of $49,500 and incurred default interest rate of 22%.

49,500	-

Convertible debenture, unsecured, interest bearing at 12% per annum, issued September 20, 2018 in the amount of $33,000 with fees of $3,000 and cash proceeds of $30,000, convertible at March 19, 2019 with conversion price at a discount rate of 49% of market price which is the average of the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to the conversion date, maturity date of July 15, 2019. This note becomes convertible on March 19, 2019. This note defaulted on November 14, 2018 and a default penalty of $16,500 was added to the note for a total of $49,500 and incurred default interest rate of 22%.

	49,500	-

Convertible debenture, unsecured, interest bearing at 12% per annum, issued October 25, 2018 in the amount of $10,500 with fees of $500 and cash proceeds of $10,000 which was paid directly to the vendor, convertible at April 23, 2019 with conversion price at a discount rate of 49% of market price which is the average of the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to the conversion date, maturity date of August 15, 2019. This note becomes convertible on April 23, 2019. This note defaulted on November 14, 2018 and a default penalty of $5,250 was added to the note for a total of $15,750 and incurred default interest rate of 22%.

	15,750	-

Convertible debenture, unsecured, interest bearing at 10% per annum, issued November 13, 2018 in the aggregate principal amount of $105,000 and total cash proceeds of $90,000 to be funded in three (3) tranches. The principal sum due shall be prorated based on the consideration actually paid. For each tranche paid, the Company will have to provide 164,062 warrant shares for holder to purchase for a total of 492,186 warrants which are equal to 492,186 shares.  During the 2nd Quarter Ended January 31, 2019, the first tranche of $35,000 was received with fees of $5,000 and cash proceeds of $30,000. The Holder shall have the right at any time to convert all or any part of outstanding and unpaid principal amount. The conversion price is the lessor of lowest traded price and lowest closing bid price with a 45% discount during the previous twenty-five (25) trading day period ending on the last complete trading day prior to the conversion dates, maturity date for first tranche of November 13, 2019. This note defaulted on November 14, 2018 and a default penalty of $17,500 was added to the note for a total of $52,500 and incurred default interest rate of 15%. Also, an additional 25% discount for a total of 70% discount must be factored in the conversion price until this note is no longer outstanding. The Company has not received any notice of default and associated default penalties remain unassessed by Lender. The convertible note has a net change in fair value of $516,944.

	569,444

Convertible debenture, unsecured, interest bearing at 12% per annum, issued December 28, 2018 in the amount of $12,000 with fees of $2,000 and cash proceeds of $10,000 which was paid directly to the vendor, convertible at June 26, 2019 with conversion price at a discount rate of 49% of market price which is the average of the lowest closed trading price during the twenty trading day period ending on the latest complete trading day prior to the conversion date, maturity date of October 30, 2019. This note becomes convertible on June 26, 2019. This note defaulted on November 14, 2018 and a default penalty of $6,000 was added to the note for a total of $18,000 and incurred default interest rate of 22%.

	18,000	-
Loan payable related party, unsecured, non-interest bearing, on demand	20	2,229
Total Debt	2,616,872	540,155
Less: Current Maturities	2,566,872	490,155

Total Long-Term Debt	$50,000	$50,000

NOTE 5 - RELATED PARTY TRANSACTIONS

As of January 31, 2019, the CEO and two other members of management and one other employee had earned accrued unpaid salary in the amount of $1,614,000. Accrued salaries of $1,614,000 combined with accrued payroll taxes of $55,230 for a total accrued related party salaries and payroll tax of $1,669,230 for the period from June 2015 until January 31, 2019.

Also, Mr. Michael Ward, President was owed $2,229 at July 31, 2018 which has decreased to $20 as of January 31, 2019 resulting from additional expenses paid of $8,815 and repayments of $11,024 during the six months ended January 31, 2019

Additionally, White Boy Partnership, LLC, a company owned by the spouse of the CEO, had provided a total loan of $187,600. Repayments of $34,724 were made during the year ended July 31, 2018, which reduced the balance due to $152,876 as of July 31, 2018. Due to additional payments of $103,999 for the period ended January 31, 2019 the balance has decreased to a total loan amount of $48,877.

NOTE 6 – LEASES

On June 9, 2016, the Company entered into a Lease Agreement for its San Antonio, Texas office lease location. The Lease Period is for three (3) years beginning July 1, 2016. The landlord is holding $6,921 as security and shall be returned at the end of the lease. The Company shall pay as additional rent all other sums of money as shall become due and payable by them under this Lease. To date after thirty-one (31) months of this thirty-six (36) month lease, no such additional charges have been made. The Company has incurred rent expense in the amount of $21,010 and $82,178 for the three month ended January 31, 2019 and the year ended July 31, 2108 respectively. Below is the schedule of base rent for the remaining Lease term as of January 31, 2019.

Year	Amount
2019	$35,015

Total Remaining Base Rent	$35,015

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company committed to eighteen (18) months of Acquisition of Pipeline Rights of Way to Marcos y Asociados with a total amount of $77,844 which was due April 15, 2018 and not paid as of January 31, 2019. Interest will continue accruing after January 31, 2019 until it is paid.

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

On January 7, 2019, the Company offered and sold Eight Hundred Thousand (800,000) shares of common stock to Robert Soer valued at $0.0250 per share for $20,000.

On January 9, 2019, the Company offered and sold One Million (1,000,000) shares of common stock to David Damerjian valued at $0.0250 per share for $25,000.

On January 14, 2019, the Company offered and sold Eight Hundred Thousand (800,000) shares of common stock to David Damerjian valued at $0.0250 per share for $20,000.

On January 14, 2019, the Company offered and sold Eight Hundred Thousand (800,000) shares of common stock to Henry Lackner valued at $0.0250 per share for $20,000.

On January 15, 2019, the Company offered and sold Eight Hundred Thousand (800,000) shares of common stock to Christine Maly valued at $0.0250 per share for $20,000.

On January 18, 2019, the Company offered and sold Eight Hundred Thousand (800,000) shares of common stock to Henry Lackner valued at $0.0250 per share for $20,000.

NOTE 9 - SUBSEQUENT EVENTS

The Company evaluated events occurring subsequent to January 31, 2019, identifying those that are required to be disclosed as follows:

On November 6, 2018, JSJ Investments Inc. (JSJ) attempted to convert the remaining principal in the amount of $30,000 of the $75,000 note issued January 5, 2018 for 3,896,103 shares of common stock along with interest of $6,148 of accrued interest for 798,435 shares of common stock but was rejected. The remaining note balance with interest was subsequently converted on February 12, 2019 for same 4,694,538 shares of common stock. On February 27, 2019, JSJ executed a conversion notice to convert $45,000 of $144,000 penalty that was tacked onto the original note for 2,727,272 shares of common stock.

On November 13, 2018, the Company entered into Securities Purchase Agreement with Crown Bridge Partners, LLC (Crown) to issue a convertible note in the aggregate principal amount of $105,000 to be funded in three (3) tranches, with unsecured, interest bearing at 10% per annum and a maturity date of November 13, 2019 for the first tranche in the amount of $35,000. Crown funded a second tranche of $35,000 which we received in February 2019 and in addition the Company will have to provide 164,062 warrant shares for holder to purchase.

In February 2019, the Company offered and sold 2,000,000 shares of common stock at $0.025 per share for $50,000 and 4,750,000 shares of common stock at $0.020 per share for $95,000.

In February 2019, Power Up Lending Group Ltd. converted the principal amount of the $32,000 note issued June 12, 2018 that was defaulted to $48,000 along with $1,920 of accrued interest for 3,081,482 shares of common stock.

In February 2019, Power Up Lending Group Ltd. converted the principal amount of the $38,000 note issued July 10, 2018 that was defaulted to $57,000 along with $2,280 of accrued interest for 3,207,302 shares of common stock.

In February 2019, Power Up Lending Group Ltd. converted the principal amount of the $35,000 note issued August 6, 2018 that was defaulted to $52,500 along with $2,100 of accrued interest for 3,689,190 shares of common stock.

In March 2019, the Company offered and sold 249,000 shares of common stock at $0.020 per share for $4,980.

In March 2019, Power Up Lending Group Ltd. converted the principal $49,500 of the $33,000 note issued August 27, 2018 that was defaulted to $49,500 along with $1,980 of accrued interest for 3,478,380 shares of common stock.

In March 2019, JSJ converted the remaining $99,000 of the $144,000 penalty on the $75,000 note issued January 5, 2018 that was defaulted for 6,545,454 shares of common stock.

On March 6, 2019, the Company exercised their right to prepay the full principal and accrued interest of the $33,000 note issued September 20, 2018. The total amount paid was $52,692.

On March 14, 2019, the Company entered into a Memorandum of Understanding (MOU) which is subject to the payment of a "good will deposit". The funds are due on, or before April 14, 2019. The MOU sets out the terms of the proposed funding and participation in the Concho/Progresso Pipeline and Natural Gas Storage Project. Under the MOU, Mirage proposes to sell 100% of its participation interest in the Project to Organizatiiton Mondiale De development (OMD), a French company, in exchange for its promise to fund the Project's cost. OMD will offer Mirage a five percent (5.0%) carried equity participation interest which will be characterized as Mirage's put option interest in the Project. The closing of the proposed transaction is subject to the execution of definitive documents. In the event the transaction fails to close due to Mirage's fault, Mirage will be required to refund the good will deposit. In the event the transaction fails to close due to OMD, Mirage will be entitled keep a portion of the deposit.

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

Discussion and Analysis of Financial Condition and Results of Operations

Revenues

Three month period ended January 31, 2019

For the three (3) month period ended January 31, 2019, we generated no revenue and incurred a net loss of $2,359,855.

Our net loss of $2,359,855 for the three (3) month period ended January 31, 2019 was the result of operating expenses of $237,391 and other expense (comprised of interest expense) of $2,122,464. Our operating expenses consisted of $222,004 in general and administrative expenses, and $15,387 in professional fees.

Three month period ended January 31, 2018

For the three (3) month period ended January 31, 2018, we generated no revenue and incurred a net loss of $436,468.

Our net loss of $436,468 for the three (3 month period ended January 31, 2018 was the result of operating expenses of $326,816 and other expense (comprised of interest expense) of $109,652. Our operating expenses consisted of $311,730 in general and administrative expenses, and $15,086 in professional fees.

Costs and Expenses

Our primary costs going forward are related to travel, professional fees, legal fees, financing fees and salaries and related payroll taxes associated with our proposed pipeline and natural gas storage activities in Mexico.

For the three (3) months ended January 31, 2019 and January 31, 2018, total general and administrative expenses were $222,004 and $311,730, respectively.

For the three (3) months ended January 31, 2019, we had $222,004 in general and administrative expenses compared to $311,730 in general and administrative expenses for the three (3) months ended January 31, 2018. The $89,726 decrease in general and administrative expenses was primarily the result of spending adjustments of salaries and wages and payroll taxes recorded during the three (3) months ended January 31, 2018 related to administrative expenses.

The professional fees for the three (3) months ending January 31, 2019 and January 31, 2018 were $15,387 and $15,086, respectively. The $301 increase was primarily related to increases in auditing fees, net of a reduction of legal fees.

The executive compensation for the three (3) months ending January 31, 2019 and January 31, 2018 was $125,250 and $116,500, respectively. No change was due to the same executives employed at the same compensation during both periods.

Liquidity and Capital Resources

Cash Flows

Operating Activities

For the six (6) month period ended January 31, 2019, net cash used in operating activities was $78,656. The negative cash flow for the six (6) months ended January 31, 2019 related to our net loss of $2,766,750, an increase in prepaid expenses of $289, an increase of $267,250 in convertible debt due to default, adjusted for $16,500 in financing fees, adjusted for depreciation of $790, a change of $1,976,755 in convertible debt due to fair market value, an increase of $167,876 in accounts payable, an increase of $2,580 in accrued expenses and an increase of $256,054 in accrued salaries and payroll taxes – related parties.

For the six (6) month period ended January 31, 2018, net cash used in operating activities was $107,485. The negative cash flow for the six (6) months ended January 31, 2018 related to our net loss of $699,970, an decrease in prepaid expenses of $219, an increase of $35,500 in convertible debt due to default, adjusted for $10,000 in financing fees, adjusted for depreciation of $790, a change of $65,164 in convertible debt due to fair market value, an increase of $42,500 in issuance of stock compensation for services and fees, an increase of $135,345 in accounts payable, an increase of $9,155 in accrued expenses and an increase of $294,250 in accrued salaries and payroll taxes – related parties.

Investing Activities

For the six (6) months ended January 31, 2019 net cash used in investing activities was nil.

For the six (6) months ended January 31, 2018 net cash used in investing activities was nil.

Financing Activities

For the six (6) months ended January 31, 2019, net cash provided from financing activities was $131,977. The positive cash flow from financing activities for such period was comprised of proceeds from sale of common stock, and proceeds from convertible debentures.

For the six (6) months ended January 31, 2018, net cash provided from financing activities was $136,717. The positive cash flow from financing activities for such period was comprised of a net increase in loans payable from related parties and proceeds from convertible debentures.

Liquidity

To date, we have funded our operations primarily with capital provided and loans provided by related parties, accruing of salaries and accounts payable. We do not currently have commitments in regards to fixed costs.

As of January 31, 2019, Mirage Energy Corporation had $66,801 in cash on hand and prepaid expenses of $2,017. Since Mirage Energy Corporation was unable to reasonably project its future revenue, it must presume that it will not generate any revenue during the next twelve (12) to twenty-four (24) months. We therefore will need to obtain additional debt or equity funding in the next two (2) – three (3) months, but there can be no assurances that such funding will be available to us in sufficient amounts or on reasonable terms.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended January 31, 2019, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

The Company’s repeated failures to timely file its SEC reports have triggered defaults on our convertible promissory notes which will subject the Company to financial penalties. See Financial Statement Footnote 4.

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

Date: March 27, 2019

Mirage Energy Corporation

(Registrant)

By:	/s/ Michael R. Ward	/s/ Michael R. Ward
	Michael R. Ward	Michael R. Ward
	Chief Executive Officer (Principal Executive Officer)	Chief Financial Officer (Principal Accounting Officer)

