Form 10-Q
period 2019-04-30
Mirage Energy Corp
filed 2019-06-24
CIK 1623360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended April 30, 2019

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

__________________________________________________________

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act: None

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: June 19, 2019 there were 395,739,327 shares of the Company’s common stock were issued and outstanding.

MIRAGE ENERGY CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2019

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

3

MIRAGE ENERGY CORPORATION

INDEX TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

April 30, 2019

MIRAGE ENERGY CORPORATION
Consolidated Balance Sheets

	April 30,	July 31,
	2019	2018
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$33,439	$13,480
Prepaid expenses	2,780	2,306
Total Current Assets	36,219	15,786

Property, plant and equipment, net	3,425	4,611

Other Assets
Deposits	6,921	6,921
Total Other Assets	6,921	6,921

TOTAL ASSETS	$46,565	$27,318

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Loans payable, related parties	$-	$155,105
Accounts payable and accrued liabilities	601,554	479,964
Loan payable	77,844	77,844
Convertible debentures	387,726	257,206
Accrued salaries and payroll taxes, related parties	1,796,838	1,413,176
Total Current Liabilities	2,913,962	2,383,295

Long-Term Liabilities
Loan payable	50,000	50,000
TOTAL LIABILITIES	2,926,943	2,433,295

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par value $0.001, 10,000,000 shares authorized, 10,000,000 shares issued and outstanding as of April 30, 2019 and July 31, 2018	10,000	10,000
Common stock, par value $0.001, 900,000,000 shares authorized, 394,409,327 shares issued and outstanding as of April 30, 2019; 342,628,540 shares issued and outstanding as of July 31, 2018	394,409	342,628
Additional paid-in capital	2,165,357	580,540
Accumulated deficit	(5,437,063)	(3,339,045)
Accumulated other comprehensive loss	(100)	(100)
TOTAL STOCKHOLDERS’ (DEFICIT)	(2,867,397)	(2,405,977)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$46,565	$27,318

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MIRAGE ENERGY CORPORATION

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2019	2018	2019	2018

OPERATING EXPENSES
General and administrative expenses	$220,655	$208,854	$655,336	$748,466
Professional fees	24,907	19,389	79,597	64,957
Total Operating Expenses	245,562	228,243	734,933	813,423

LOSS BEFORE OPERATIONS	(245,562)	(228,243)	(734,933)	(813,423)

OTHER EXPENSE (INCOME)
Interest expense (income)	(914,295)	115,227	1,363,084	230,017
Total Other Expense (Income)	(914,295)	115,227	1,363,084	230,017

INCOME (LOSS) BEFORE INCOME TAXES	668,733	(343,470)	(2,098,017)	(1,043,440)

NET INCOME (LOSS)	668,733	(343,470)	(2,098,017)	(1,043,440)

TOTAL COMPREHENSIVE INCOME (LOSS)	$668,733	$(343,470)	$(2,098,017)	$(1,043,440)

Basic Income (Loss) per Common Share	$0.00	$(0.00)	$(0.01)	$(0.00)
Weighted Average Common Shares Outstanding, Basic	367,662,091	316,567,075	363,104,279	313,795,366
Diluted Income (Loss) per Common Share	$0.00	$(0.00)	$(0.01)	$(0.00)
Weighted Average Common Shares Outstanding, Diluted	369,364,648	316,567,075	363,104,279	313,795,366

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MIRAGE ENERGY CORPORATION

Statement of Stockholders’ (Deficit)

(Unaudited)

For the Nine Months Ended April 30, 2018

							Accumulated
	Common Stock		Preferred Stock		Additional		Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated (Deficit)	Comprehensive Loss	Stockholders’ (Deficit)

Balance - July 31, 2017	310,190,456	$310,190	10,000,000	$10,000	$66,101	$(1,843,358)	$(100)	$(1,457,167)
Net loss	-	-	-	-	-	(263,502)	-	(263,502)
Balance - October 31, 2017	310,190,456	$310,190	10,000,000	$10,000	$66,101	$(2,106,860)	$(100)	$(1,720,669)
Common shares issued for services	1,000,000	1,000	-	-	41,500	-	-	42,500
Common shares issued for conversion of debt	3,472,892	3,473	-	-	85,515	-	-	88,988
Net loss	-	-	-	-	-	(436,468)	-	(436,468)
Balance – January 31, 2018	314,663,348	$314,663	10,000,000	$10,000	$193,116	$(2,543,328)	$(100)	$(2,025,649)
Sale of common stock	50,000	50	-	-	24,950	-	-	25,000
Common shares issued for conversion of debt	9,802,716	9,803	-	-	107,080	-	-	116,883
Net loss	-	-	-	-	-	(343,470)	-	(343,47)
Balance – April 30, 2018	324,516,064	$324,516	10,000,000	$10,000	$325,146	$(2,886,798)	$(100)	$(2,227,236)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

For the Nine Months Ended April 30, 2019

	Common Stock		Preferred Stock		Additional	Accumulated	Accumulated Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Earnings (Deficit)	Comprehensive Loss	Stockholders’ (Deficit)
Balance - July 31, 2018	342,628,540	$342,628	10,000,000	$10,000	$580,540	$(3,339,045)	$(100)	$(2,405,977)
Common shares issued for conversion of debt and interest	11,691,502	11,692	-	-	211,026	-	-	222,718
Net loss	-	-	-	-	-	(406,896)	-	(406,896)
Balance - October 31, 2018	354,320,042	$354,320	10,000,000	$10,000	$791,566	$(3,745,941)	$(100)	$(2,590,155)
Sale of common stock	5,000,000	5,000	-	-	120,000	-	-	125,000
Net loss	-	-	-	-	-	(2,359,854)	-	(2,359,855)
Balance - January 31, 2019	359,320,042	$359,320	10,000,000	$10,000	$911,566	$(6,105,795)	$(100)	$(4,825,009)
Sale of common stock	7,665,667	7,666	-	-	162,314	-	-	169,980
Common shares issued for conversion of debt and interest	27,423,618	27,423	-	-	1,091,477	-	-	1.118.900
Net income	-	-	-	-	-	668,732	-	668,732
Balance – April 30, 2019	394,409,327	$394,409	10,000,000	$10,000	$2,165,357,	$(5,437,063)	$(100)	$(2,867,397)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MIRAGE ENERGY CORPORATION

Consolidated Statement of Cash Flows

(Unaudited)

	Nine Months Ended
	April 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(2,098,017)	$(1,043,440)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation expense	1,186	1,185
Financing Fees	21,500	-
Loss on change in fair value of convertible debt	1,058,798	121,391
Penalty on convertible debt	267,250	83,500
Issuance of stock for services and fees	-	42,500
Changes in operating assets and liabilities
Prepaid expenses	(474)	1,019
Accounts payable and accrued expenses	174,725	199,173
Accrued salaries and payroll taxes, related parties	383,662	419,500
Net cash (used) in operating activities	(191,370)	(175,172)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan, related party	-	27,700
Repayment of loan, related party	(170,401)	(93,122)
Repayment of loan, convertible note	(65,250)	-
Proceeds from sale of common stock	294,980	25,000
Proceeds from convertible debt	152,000	209,000
Net cash provided by financing activities	211,329	168,578

Net increase (decrease) in cash	19,959	(6,594)

Cash and cash equivalents - beginning of period	13,480	11,776

Cash and cash equivalents - end of period	$33,439	$5,182

Supplemental Cash Flow Disclosures
Cash paid for interest	$25,344	$2,714
Cash payments for income taxes	$-	$-

Supplemental Non-Cash Activity Disclosures
Expenses paid by shareholder	$15,296	$22,621
Stock issued for convertible debt and interest	$1,341,619	$205,871
Proceeds from sale of convertible debt paid directly to vendor	$20,000	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MIRAGE ENERGY CORPORATION

Notes to the Consolidated Interim Financial Statements

April 30, 2019

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

In February 2016, the FASB issued guidance regarding the accounting for leases on “Leases” (ASC 842). The guidance requires recognition of most leases on the balance sheet and to disclose key information about leasing arrangements. The Company has assessed the impact of remaining time on the office rental lease as immaterial. The term of the existing lease on the office premises ends June 30, 2019. The lease allows a month to month rent thereafter which the Company has decided to accept.

Net Income (Loss) Per Share of Common Stock

The Company has adopted ASC Topic 260, “Earnings per Share,” (“EPS”) which requires presentation of basic EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation. In the accompanying financial statements, basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to convertible debt, stock options and warrants for each year. In the period of net loss, diluted EPS calculation is not deemed necessary as the effect would be anti-dilutive.

As of April 30, 2019 and July 31, 2018, the Company has convertible notes with a total base principal of $88,000 and $206,000, respectively, which become convertible in 180 days. There is a potential for 5,281,794 shares if the principal of $88,000 were converted at April 30, 2019. These notes will have a dilutive effect on common stock for the three months ended April 30, 2019. The Company has 10,000,000 shares of Mirage’s Series A Preferred Stock which possess 20 votes per share and are convertible into 200,000,000 common shares. As of April 30, 2019 there were 328,124 warrants issued and outstanding which are equal to 328,124 shares which have not been exercised.

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

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had a net loss of $2,098,017 and had net cash used in operations of $191,370 for the nine months ended April 30, 2019 and had an accumulated deficit and working capital deficit of $5,437,063 and $2,827,743 at that date. The Company has not established an ongoing source of revenues sufficient to cover its operating cost, and requires additional capital to commence its operating plan. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about its ability to continue as a going concern.

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

NOTE 4 - DEBT

A summary of debt at April 30, 2019 and July 31, 2018 is as follows:

	April 30,	July 31,
	2019	2018
Notes payables related party, unsecured, interest bearing at 5% rate per annum, on demand	$-	$152,876
Note, unsecured interest bearing at 2% per annum, due July 9, 2020	50,000	50,000
Note, unsecured interest bearing at 7.5% per annum, due April 15, 2018. This was an accounts payable bill that was converted to a loan as per Note 7 - Commitments and Contingencies. This note is now in default as of April 16, 2018 and has a default interest of 17.5%.	77,844	77,844

Convertible debenture, unsecured, interest bearing at 12% per annum, issued January 5, 2018 in the amount of $75,000 with an original issue discount of $2,000 and cash proceeds of $73,000 during the year ended July 31, 2018, convertible at July 4, 2018 with conversion price at a discount rate of 45% of market price which is the average of the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to the conversion date, maturity date of January 5, 2019. During September 2018, $25,000 of this debt was converted and the Company issued 3,223,726 shares of common stock with a fair value of $49,968 in payment leaving a principal balance of $30,000. This note defaulted in November 2018 and a default penalty of $144,000 was added to the note for a total of $219,000. During February and March 2019, $174,000 of this debt plus $6,148 in interest was converted and the Company issued 13,967,264 shares of common stock with a fair value of $553,734. The convertible note had a net change in fair value of $305,028.

	-	104,706

Convertible debenture, unsecured, interest bearing at 12% per annum, issued February 26, 2018 in the amount of $43,000 with fees of $3,000 and cash proceeds of $40,000 during the year ended July 31, 2018, convertible at August 25, 2018 with conversion price at a discount rate of 45% of market price which is the average of the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to the conversion date, maturity date of November 30, 2018. This note defaulted on March 25, 2018 and a default penalty of $21,500 was added to the note for a total of $64,500 during the year ended July 31, 2018 and incurred default interest rate of 22%. During August and September 2018, $64,500 of this debt plus $2,580 in interest was converted and the Company issued 8,467,776 shares of common stock with a fair value of $167,534 in payment leaving no balance due. The convertible note had a net change in fair value principal of $103,034 and a net change in fair value accrued interest of $2,077.

	-	64,500

Convertible debenture, unsecured, interest bearing at 12% per annum, issued June 12, 2018 in the amount of $32,000 with fees of $2,000, cash proceeds of $28,200 and disbursement of $1,800, convertible at December 9, 2018 with conversion price at a discount rate of 45% of market price which is the average of the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to the conversion date, maturity date of March 30, 2019. This note became convertible on December 9, 2018. This note defaulted on November 14, 2018 and a default penalty of $16,000 was added to the note for a total of $48,000 and incurred default interest rate of 22%. During February 2019, $48,000 of this debt plus $1,920 in interest was converted and the Company issued 3,081,482 shares of common stock with a fair value of $147,531 in payment leaving no balance due. The convertible note had a net change in fair value of $99,531.

	-	32,000

Convertible debenture, unsecured, interest bearing at 12% per annum, issued June 12, 2018 in the amount of $18,000 with fees of $0 and cash proceeds of $18,000 which was paid directly to the vendor in the year ended July 31, 2018, convertible at December 9, 2018 with conversion price at a discount rate of 45% of market price which is the average of the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to the conversion date, maturity date of March 30, 2019. This note became convertible on December 9, 2018. This note defaulted on November 14, 2018 and a default penalty of $9,000 was added to the note for a total of $27,000 and incurred default interest rate of 22%. The convertible note had a net change in fair value of $27,546.

54,546	18,000

Convertible debenture, unsecured, interest bearing at 12% per annum,, issued July 10, 2018 in the amount of $38,000 with fees of $3,000 and cash proceeds of $35,000 during the year ended July 31, 2018, convertible at January 6, 2019 with conversion price at a discount rate of 45% of market price which is the average of the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to the conversion date, maturity date of April 30, 2019. This note becomes convertible on January 6, 2019. This note defaulted on November 14, 2018 and a default penalty of $19,000 was added to the note for a total of $57,000 and incurred default interest rate of 22%. During February 2019, $57,000 of this debt plus $2,280 in interest was converted and the Company issued 3,207,302 shares of common stock with a fair value of $113,047.  The convertible note had a net change in fair value of $56,047.

-	38,000

Convertible debenture, unsecured, interest bearing at 12% per annum, issued August 6, 2018 in the amount of $35,000 with fees of $3,000, cash proceeds of $32,000, convertible at February 2, 2019 with conversion price at a discount rate of 49% of market price which is the average of the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to the conversion date, maturity date of May 30, 2019. This note becomes convertible on February 2, 2019. This note defaulted on November 14, 2018 and a default penalty of $17,500 was added to the note for a total of $52,500 and incurred default interest rate of 22%. During February 2019, $52,500 of this debt plus $2,100 in interest was converted and the Company issued 3,689,190 shares of common stock with a fair value of $121,612.  The convertible note had a net change in fair value of $69,112.

-	-

Convertible debenture, unsecured, interest bearing at 12% per annum,, issued August 27, 2018 in the amount of $33,000 with fees of $3,000 and cash proceeds of $30,000, convertible at February 23, 2019 with conversion price at a discount rate of 49% of market price which is the average of the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to the conversion date, maturity date of June 15, 2019. This note becomes convertible on February 23, 2019. This note defaulted on November 14, 2018 and a default penalty of $16,500 was added to the note for a total of $49,500 and incurred default interest rate of 22%. During March 2019, $49,500 of this debt plus $1,980 in interest was converted and the Company issued 3,478,380 shares of common stock with a fair value of $172,162.  The convertible note had a net change in fair value of $122,662.

-	-

Convertible debenture, unsecured, interest bearing at 12% per annum, issued September 20, 2018 in the amount of $33,000 with fees of $3,000 and cash proceeds of $30,000, convertible at March 19, 2019 with conversion price at a discount rate of 49% of market price which is the average of the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to the conversion date, maturity date of July 15, 2019. This note becomes convertible on March 19, 2019. This note defaulted on November 14, 2018 and a default penalty of $16,500 was added to the note for a total of $49,500 and incurred default interest rate of 22%. This note was repaid on March 6, 2019 directly to holder.

	-	-

Convertible debenture, unsecured, interest bearing at 12% per annum, issued October 25, 2018 in the amount of $10,500 with fees of $500 and cash proceeds of $10,000 which was paid directly to the vendor, convertible at April 23, 2019 with conversion price at a discount rate of 49% of market price which is the average of the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to the conversion date, maturity date of August 15, 2019. This note becomes convertible on April 23, 2019. This note defaulted on November 14, 2018 and a default penalty of $5,250 was added to the note for a total of $15,750 and incurred default interest rate of 22%. This note was repaid on April 22, 2019 directly to holder.

	-	-

Convertible debenture, unsecured, interest bearing at 10% per annum, issued November 13, 2018 in the aggregate principal amount of $105,000 and total cash proceeds of $90,000 to be funded in three (3) tranches. The principal sum due shall be prorated based on the consideration actually paid. For each tranche paid, the Company will have to provide 164,062 warrant shares for holder to purchase for a total of 492,186 warrants which are equal to 492,186 shares.  During the 3rd Quarter Ended April 30, 2019, the second tranche of $35,000 was received with fees of $5,000 and cash proceeds of $30,000. The Holder shall have the right at any time to convert all or any part of outstanding and unpaid principal amount. The conversion price is the lessor of lowest traded price and lowest closing bid price with a 45% discount during the previous twenty-five (25) trading day period ending on the last complete trading day prior to the conversion dates, maturity date for first tranche of November 13, 2019. This note defaulted on November 14, 2018 and a default penalty of $17,500 was added to the note for a total of $52,500 and incurred default interest rate of 15%. Also, an additional 25% discount for a total of 70% discount must be factored in the conversion price until this note is no longer outstanding. The Company has not received any notice of default and associated default penalties remain unassessed by Lender. The convertible note has a net change in fair value of $227,680.

	315,180

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

	18,000	-
Loan payable related party, unsecured, non-interest bearing, on demand	-	2,229
Total Debt	515,570	540,155
Less: Current Maturities	465,570	490,155

Total Long-Term Debt	$50,000	$50,000

NOTE 5 - RELATED PARTY TRANSACTIONS

As of April 30, 2019, the CEO and two other members of management and one other employee had earned accrued unpaid salary in the amount of $1,739,250. Accrued salaries of $1,739,250 combined with accrued payroll taxes of $57,589 for a total accrued related party salaries and payroll tax of $1,796,839 for the period from June 2015 until April 30, 2019.

Also, Mr. Michael Ward, President was owed $2,229 at July 31, 2018 which has decreased to $0 as of April 30, 2019 resulting from additional expenses paid of $15,296 and repayments of $17,525 during the nine months ended April 30, 2019.

Additionally, White Boy Partnership, LLC, a company owned by the spouse of the CEO, had provided a total loan of $187,600. Repayments of $34,724 were made during the year ended July 31, 2018, which reduced the balance due to $152,876 as of July 31, 2018. Due to additional payments totaling $152,876 for the period ended April 30, 2019, the balance has decreased to a total loan amount of $0.

NOTE 6 – LEASES

On June 9, 2016, the Company entered into a Lease Agreement for its San Antonio, Texas office lease location. The Lease Period is for three (3) years beginning July 1, 2016. The landlord is holding $6,921 as security and shall be returned at the end of the lease. The Company shall pay as additional rent all other sums of money as shall become due and payable by them under this Lease. To date after thirty-four (34) months of this thirty-six (36) month lease, no such additional charges have been made. The Company has incurred rent expense in the amount of $21,100 and $82,178 for the three month ended April 30, 2019 and the year ended July 31, 2018 respectively. Below is the schedule of base rent for the remaining Lease term as of April 30, 2019.

Year	Amount
2019	$14,066

Total Remaining Base Rent	$14,066

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company committed to eighteen (18) months of Acquisition of Pipeline Rights of Way to Marcos y Asociados with a total amount of $77,844 which was due April 15, 2018 and not paid as of April 30, 2019. Interest will continue accruing after April 30, 2019 until it is paid.

From time to time the Company may become a party to litigation matters involving claims against the Company. Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 8 – EQUITY

For the period ended April 30, 2019, the Company issued 39,115,120 shares of common stock for conversion of convertible notes totaling $1,341,619. For the period ended April 30, 2019, the Company sold 12,665,667 shares of common stock to investors for cash proceeds of $294,980. Below you will find the individual transactions.

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

On February 11, 2019, Power Up Lending Group Ltd converted principal in the amount of $20,000 of the $32,000 note issued June 12, 2018 that was defaulted to $48,000 for 1,234,568 shares of common stock.

On February 12, 2019, JSJ Investments Inc converted the remaining principal in the amount of $30,000 of the $75,000 note issued January 5, 2018 that defaulted to $174,000 along with $6,148 of accrued interest for 4,694,538 shares of common stock.

On February 13, 2019, the Company offered and sold Four Hundred Thousand (400,000) shares of common stock to John Drobecker valued at $0.0250 per share for $10,000.

On February 13, 2019, the Company offered and sold Four Hundred Thousand (400,000) shares of common stock to Robert P Soer valued at $0.0250 per share for $10,000.

On February 13, 2019, the Company offered and sold Two Hundred Thousand (200,000) shares of common stock to Henry Lackner, Jr valued at $0.0250 per share for $5,000.

On February 13, 2019, the Company offered and sold Two Hundred Thousand (200,000) shares of common stock to Dylan Lackner valued at $0.0250 per share for $5,000.

On February 11, 2019, Power Up Lending Group Ltd converted principal in the amount of $15,000 of the $32,000 note issued June 12, 2018 that was defaulted to $48,000 for 925,926 shares of common stock.

On February 14, 2019, the Company offered and sold Eight Hundred Thousand (800,000) shares of common stock to Richard A Lewis valued at $0.0250 per share for $20,000.

On February 14, 2019, Power Up Lending Group Ltd converted the remaining principal in the amount of $13,000 of the $32,000 note issued June 12, 2018 that was defaulted to $48,000 along with $2,580 of accrued interest for 920,988 shares of common stock.

On February 15, 2019, Power Up Lending Group Ltd converted principal in the amount of $15,000 of the $38,000 note issued July 10, 2018 that was defaulted to $57,000 for 887,574 shares of common stock.

On February 19, 2019, Power Up Lending Group Ltd converted principal in the amount of $15,000 of the $38,000 note issued July 10, 2018 that was defaulted to $57,000 for 681,818 shares of common stock.

On February 21, 2019, Power Up Lending Group Ltd converted principal in the amount of $18,000 of the $38,000 note issued July 10, 2018 that was defaulted to $57,000 for 978,261 shares of common stock.

On February 22, 2019, the Company offered and sold One Million Five Hundred Thousand (1,500,000) shares of common stock to David Damerjian valued at $0.0200 per share for $30,000.

On February 22, 2019, the Company offered and sold One Million Thousand (1,000,000) shares of common stock to Christine M Bulva valued at $0.0200 per share for $20,000.

On February 22, 2019, the Company offered and sold Two Hundred Fifty Thousand (250,000) shares of common stock to Henry J Lackner valued at $0.0200 per share for $5,000.

On February 22, 2019, the Company offered and sold Two Hundred Fifty Thousand (250,000) shares of common stock to Lisa Rooney valued at $0.0200 per share for $5,000.

On February 22, 2019, the Company offered and sold Two Hundred Fifty Thousand (250,000) shares of common stock to Danielle Lackner valued at $0.0200 per share for $5,000.

On February 22, 2019, Power Up Lending Group Ltd converted the remaining principal in the amount of $9,000 of the $38,000 note issued July 10, 2018 that was defaulted to $57,000 along with $2,280 of accrued interest for 659,649 shares of common stock.

On February 25, 2019, the Company offered and sold Five Hundred Thousand (500,000) shares of common stock to William Grimms valued at $0.0200 per share for $10,000.

On February 25, 2019, the Company offered and sold Five Hundred Thousand (500,000) shares of common stock to John Drobecker valued at $0.0200 per share for $10,000.

On February 25, 2019, Power Up Lending Group Ltd converted principal in the amount of $15,000 of the $35,000 note issued August 6, 2018 that was defaulted to $52,500 for 1,013,514 shares of common stock.

On February 25, 2019, Power Up Lending Group Ltd converted principal in the amount of $17,000 of the $35,000 note issued August 6, 2018 that was defaulted to $52,500 for 1,148,649 shares of common stock.

On February 26, 2019, Power Up Lending Group Ltd converted the remaining principal in the amount of $20,500 of the $35,000 note issued August 6, 2018 that was defaulted to $52,500 along with $2,100 of accrued interest for 1,527,027 shares of common stock.

On February 27, 2019, JSJ Investments, Inc. converted principal in the amount of $45,000 of the $144,000 penalty on note issued January 5, 2018 for 2,727,272 shares of common stock.

On February 28, 2019, the Company offered and sold Five Hundred Thousand (500,000) shares of common stock to Christopher Thompson valued at $0.0200 per share for $10,000.

On March 1, 2019, Power Up Lending Group Ltd converted principal in the amount of $15,000 of the $33,000 note issued August 27, 2018 that was defaulted to $49,500 for 1,013,514 shares of common stock.

On March 4, 2019, Power Up Lending Group Ltd converted principal in the amount of $14,500 of the $33,000 note issued August 27, 2018 that was defaulted to $49,500 for 979,730 shares of common stock.

On March 4, 2019, Power Up Lending Group Ltd converted principal in the amount of $15,000 of the $33,000 note issued August 27, 2018 that was defaulted to $49,500 for 1,013,514 shares of common stock.

On March 6, 2019, the Company offered and sold Two Hundred Forty Nine Thousand (249,000) shares of common stock to Cameron Douglas McDonald valued at $0.0200 per share for $4,980.

On March 6, 2019, Power Up Lending Group Ltd converted the remaining principal in the amount of $5,000 of the $33,000 note issued August 27, 2018 that was defaulted to $49,500 along with $1,980 of accrued interest for 471,622 shares of common stock.

On March 6, 2019, JSJ Investments, Inc. converted principal in the amount of $99,000 of the $144,000 penalty on note issued January 5, 2018 for 6,545,454 shares of common stock.

On April 16, 2019, the Company offered and sold Six Hundred Sixty Six Thousand Six Hundred Sixty Seven (666,667) shares of common stock to 321gold Ltd valued at $0.0300 per share for $20,000.

NOTE 9 - SUBSEQUENT EVENTS

The Company evaluated events occurring subsequent to April 30, 2019, identifying those that are required to be disclosed as follows:

On May 1, 2019, the Company entered into Securities Purchase Agreement with Power Up Lending Group Ltd to issue a convertible note in the aggregate principal amount of $103,500, with unsecured, interest bearing at 12% per annum and a maturity date of February 28, 2020.

On May 24, 2019, Crown Bridge Partners, LLC converted principal in the amount of $9,750 consisting of $9,250 of principal and $500 of fees for 500,000 shares of common stock on the first tranche of $35,000 of the note that was issued November 13, 2018 in the aggregate principal amount of $105,000 to be funded in three (3) tranches and the first tranche defaulted with a penalty of $17,500.

On June 10, 2018, Crown Bridge Partners, LLC converted principal in the amount of $14,940 consisting of $14,440 of principal and $500 of fees for 830,000 shares of common stock on the first tranche of $35,000 of the note that was issued November 13, 2018 in the aggregate principal amount of $105,000 to be funded in three (3) tranches and the first tranche defaulted with a penalty of $17,500.

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

Discussion and Analysis of Financial Condition and Results of Operations

Revenues

Three month period ended April 30, 2019

For the three (3) month period ended April 30, 2019, we generated no revenue and incurred a net income of $668,733.

Our net income of $668,733 for the three (3) month period ended April 30, 2019 was the result of operating expenses of $245,562 and reduction of prior fair market value interest expense of $914,295. Our operating expenses consisted of $220,655 in general and administrative expenses, and $24,907 in professional fees.

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

Three month period ended April 30, 2019 and 2018

For the three (3) months ended April 30, 2019, we had $220,655 in general and administrative expenses compared to $208,854 in general and administrative expenses for the three (3) months ended April 30, 2018. The $11,801 increase in general and administrative expenses was primarily the result of Mexico travel expenses during the three (3) months ended April 30, 2019 related to administrative expenses.

The professional fees for the three (3) months ending April 30, 2019 and April 30, 2018 were $24,907 and $19,389, respectively. The $5,508 increase was primarily related to increases in legal fees and transfer agent fees.

The executive compensation for the three (3) months ending April 30, 2019 and April 30, 2018 was $125,500 and $116,500 respectively. Increase was due to an increase in salaries.

Cash Flows

Operating Activities

For the nine (9) month period ended April 30, 2019, net cash used in operating activities was $191,370. The negative cash flow for the nine (9) months ended April 30, 2019 related to our net loss of $2,098,017, an decrease in prepaid expenses of $474, an increase of $267,250 in convertible debt due to default, adjusted for $21,500 in financing fees, adjusted for depreciation of $1,186, a change of $1,058,798 in convertible debt due to fair market value, an increase of $174,725 in accounts payable and accrued expenses and an increase of $383,662 in accrued salaries and payroll taxes – related parties.

For the nine (9) month period ended April 30, 2018, net cash used in operating activities was $175,172. The negative cash flow for the nine (9) months ended April 30, 2018 related to our net loss of $1,043,440, an increase in prepaid expenses of $1,019, adjusted for depreciation of $1,185, an increase of $83,500 in convertible debt due to default, a change of $121,391 in convertible debt due to fair market value, an increase of $199,173 in accounts payable and accrued expense, an increase of $42,500 in issuance of stock compensation for services and fees and an increase of $419,500 in accrued salaries and payroll taxes – related parties.

Investing Activities

For the nine (9) months ended April 30, 2019 net cash used in investing activities was nil.

For the nine (9) months ended April 30, 2018 net cash used in investing activities was nil.

Financing Activities

For the nine (9) months ended April 30, 2019, net cash provided by financing activities was $211,329. The positive cash flow from financing activities for such period was comprised of proceeds from sale of common stock, and proceeds from convertible debentures.

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

As of April 30, 2019, Mirage Energy Corporation had $33,439 in cash on hand and prepaid expenses of $2,780. Since Mirage Energy Corporation was unable to reasonably project its future revenue, it must presume that it will not generate any revenue during the next twelve (12) to twenty-four (24) months. We therefore will need to obtain additional debt or equity funding in the next two (2) – three (3) months, but there can be no assurances that such funding will be available to us in sufficient amounts or on reasonable terms.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended April 30, 2019, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material legal proceedings pending against the Company to the knowledge of management.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ending April 30, 2019, the Company sold 12,665,667 shares of common stock to investors for cash proceeds of $294,980.

The Shares were not registered under the Securities Act of 1933, as amended (the “Securities Act”), and were in each case offered, sold and issued in reliance upon the exemption from registration provided by Section 4 (a) (2) of the Securities Act, as a transaction by an issuer not involving a public offering, Rule 506 of Regulation D promulgated thereunder and Regulation S.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On May 1, 2019, the Company entered into Securities Purchase Agreement with Power Up Lending Group Ltd to issue a convertible note in the aggregate principal amount of $103,500, with unsecured, interest bearing at 12% per annum and a maturity date of February 28, 2020 .

On March 26, 2019, the Company issued a Press Release discussing a Memorandum of Understanding executed on March 14, 2019.

The Company has entered into this proposed binding memorandum of understanding ("MOU") for the funding of its planned Concho/Progresso Pipeline and Natural Gas Storage facility connecting Texas to Mexico’s national pipeline grid, SISTRANGAS (the "Project").

The proposed binding MOU is with Organization Mondiale De development, a company registered in France ("OMD"). It is the Company's belief that the MOU will not become binding until OMD's "good will deposit" of $15,000,000 is paid to the Company, on or before April 14, 2019. To date, the good will deposit has not been paid or received by the Company.

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

101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended April 30, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Condensed Notes to Interim Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 21, 2019

Mirage Energy Corporation

(Registrant)

By:	/s/ Michael R. Ward	/s/ Michael R. Ward
	Michael R. Ward	Michael R. Ward
	Chief Executive Officer (Principal Executive Officer)	Chief Financial Officer (Principal Accounting Officer)

