Form 10-K
period 2019-07-31
Mirage Energy Corp
filed 2020-02-24
CIK 1623360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended July 31, 2019

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
☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes
☐
No
☒

As of February 18, 2020, there were 425,723,306 shares of the Company’s common stock, $0.001 par value, issued and outstanding.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter 2019 was $14,599,589.

MIRAGE ENERGY CORPORATION
FORM 10-K

July 31, 2019

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

Mirage, through its wholly owned subsidiaries, intends to develop an integrated pipeline and natural gas storage facility in Mexico and the United States. During 2019, Mirage has continued working to address the two main impediments affecting private sector companies attempting to enter the Mexico gas market. Presently, Mirage acknowledges a lack of private sector cross-border pipeline access to the Mexico gas markets and a national shortage of Mexico-based natural gas storage facilities and capacity.

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
(c) a 93.9 mile 42” bi-directional U.S. pipeline known as the Concho Line connecting the Company’s proposed international crossing at Progreso to Transcos’ South Texas mainline near Falfurrias, Texas;
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

MEXICO UNDER GROUND NATURAL GAS STORAGE:

In addition to the proposed pipelines and international crossing, the Company proposes to develop the Campo Brasil natural gas storage reservoir. Presently, the Campo Brasil is a depleted natural gas reservoir field. Mirage nominated this field in the inaugural tender for Mexico’s strategic reserve on July 25, 2018. This field is located approximately 14 miles from the proposed Progreso Line. This field was not selected by Cenegas during the first selection process. Cenegas has indicated that Mexico intends to develop natural gas storage in the North, Central and Southern regions of Mexico. The Company believes that the Brasil field is the most suitable candidate for development in Northern Mexico.

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

Current Update

In addition to Mirage’s proposed pipeline and storage projects (the “Projects”), the company is evaluating several other oil and gas opportunities in Southern Mexico which would synergistically integrate with our proposed Projects in Mexico.

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

In addition to competition from other pipelines, we face competition from trucks and rail that deliver products in a number of areas that we propose to serve. While their costs may not be competitive for longer hauls or large volume shipments, these sources of transportation compete effectively for incremental and marginal volume in many areas where such means of transportation are prevalent.

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

Title to Properties

None.

Employees

During 2019, the Company had six employees comprised of its three named executive officers, one administrative and two accounting employees. As of July 31, 2019, John W. Dosser, Vice President resigned.

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

The Company has a limited operating history and has primarily engaged in operations relating to the development of its proposed natural gas pipeline and storage facility plans. We are subject to many of the risks common to such enterprises, including the ability of the Company to implement its business plan, market acceptance of its proposed business, under-capitalization, cash shortages, limitations with respect to personnel, financing and other resources, and uncertainty of the Company’s ability to generate revenues. There can be no assurance that the Company’s activities will be successful or result in significant revenues or profit for the Company, and the likelihood of the Company’s success must be considered in the light of the stage in its development. The Company believes it has engaged professionals and consultants experienced in the type of business contemplated by the Company; however, there can be no assurance that the predictions, opinions, analyses, or conclusions of such professionals will prove to be accurate. In addition, no assurance can be given that the Company will be able to consummate its business strategy and plans or that financial or other limitations may not force the Company to modify, alter, significantly delay, or significantly impede the implementation of such plans or the Company’s ability to continue operations. If the Company is unable to successfully implement its business strategy and plans, investors may lose their entire investment in the Company.

Potential investors should also be aware of the difficulties normally encountered developing a gas pipeline and storage enterprise. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the inception of the enterprise that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to product development, manufacturing, operations and distribution, and additional costs and expenses that may exceed current estimates.

Financial distress experienced by our future customers or other counterparties could have an adverse impact on us in the event they are unable to pay us for the products or services we provide or otherwise fulfill their obligations to us.

We may be exposed to the risk of loss in the event of nonperformance by our future customers or other counterparties. Some of these counterparties may be highly leveraged and subject to their own operating, market and regulatory risks, and some are experiencing, or may experience in the future, severe financial problems that have had or may have a significant impact on their creditworthiness.

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

The Company has experienced negative cash flows from operations since its inception. The Company will be required to spend substantial funds to develop its business plans. The Company will need to raise additional capital. The Company’s capital requirements will depend on many factors, primarily relating to the problems, delays, expenses and complications frequently encountered by development stage companies; the progress of the Company’s permitting and development programs; the costs and timing of seeking regulatory approvals of the Company’s planned activities; and changes in economic, regulatory, or competitive conditions or the Company’s planned business. To satisfy its capital requirements, the Company may seek to raise funds in the public or private capital markets. The Company may seek additional funding through corporate collaborations and other financing vehicles. There can be no assurance that any such funding will be available to the Company, or if available, that it will be available on acceptable terms. If adequate funds are not available, the Company may be required to curtail significantly one or more of its planned pipeline and storage facility development programs or it may be required to obtain funds through arrangements with future collaborative partners. If the Company is successful in obtaining additional financing, the terms of the financing may have the effect of diluting or adversely affecting the holdings or the rights of the holders of Common Stock.

There is substantial doubt as to our ability to continue as a going concern.

Our financial results for the fiscal year ending July 31, 2019 show substantial losses. As of July 31, 2019, the Company had an Accumulated Deficit of ($6,552,748). For the fiscal years ending July 31, 2018 and July 31, 2019, the Company had losses of $1,495,687 and, $3,213,703, respectively. The accompanying financial statements have been prepared in conformity with the generally accepted accounting principles in the United States of America which contemplates the Company as a going concern. The Company has sought out additional investment to raise additional funds. However, there are no assurances that the Company will continue as a going concern without obtaining additional funding. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Economic conditions worldwide have from time to time contributed to slowdowns in several industries, including the oil and gas industry, resulting in reduced demand and increased price competition for our planned products and services. Volatility in commodity prices or changes in markets for a given commodity might also have a negative impact on many of our future customers, which in turn could have a negative impact on their ability to meet their obligations to us. In addition, decreases in the price of natural gas may have a negative impact on our future operating results and cash flow.

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

Any future pipeline system or other form of transportation that delivers natural gas into the area that our planned pipelines would serve could offer transportation services that are more desirable than those we intend to provide because of price, location, facilities or other factors. We also could experience competition for the supply of natural gas from both existing and proposed pipeline systems.

Commodity transportation and storage activities involve numerous risks that may result in accidents or otherwise adversely affect our operations.

There are a variety of hazards and operating risks inherent to transportation and storage of natural gas and other products, such as leaks, releases, explosions, mechanical problems and damage caused by third parties. These risks could result in serious injury and loss of human life, significant damage to property and natural resources, environmental pollution and impairment of operations, any of which also could result in substantial financial losses. For pipeline and storage assets located near populated areas, including residential areas, commercial business centers, industrial sites and other public gathering areas, the level of damage resulting from these risks may be greater. Incidents that cause an interruption of service, such as when unrelated third-party construction damages a pipeline or a newly completed expansion experiences a weld failure, may negatively impact our revenues and cash flows while the affected asset is temporarily out of service.

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

Our planned pipelines and other assets may be located in areas that are susceptible to hurricanes and other natural disasters. These natural disasters could potentially damage or destroy our planned assets and disrupt the supply of the product we expect to transport. Natural disasters can similarly affect the facilities of our potential customers. In either case, losses could exceed our insurance coverage, if any, and our business, financial condition and results of operations could be adversely affected, perhaps materially.

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

If we are unable to retain our President and Chief Executive Officer, our ability to execute our business strategy, including our growth strategy, may be hindered.

Our success depends in part on the performance of and our ability to retain our President/Chief Executive Officer, Michael Ward. Mr. Ward has been responsible for developing our strategy and executing our plans. If we are not successful in retaining Mr. Ward, or replacing him, our business, financial condition or results of operations will be adversely affected. We do not maintain key personnel insurance.

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

Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934, as amended, impose sales practice and disclosure requirements on NASD broker-dealers who make a market in “penny stocks”. A penny stock generally includes any non-NASDAQ equity security that has a market price of less than $5.00 per share. Our shares are quoted on the OTC PINK. NASD broker-dealers who act as market makers for our shares generally facilitate purchases and sales of our shares. The additional sales practice and disclosure requirements imposed upon broker-dealers may discourage broker-dealers from effecting transactions in our shares, which could severely limit the market liquidity of the shares and impede the sale of our shares in the secondary market.

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

We plan to market operate a segment of our business in Mexico. In addition to regulation by the U.S. government, our operations will be subject to environmental and safety regulations in Mexico. Regulations will vary from country to country and will vary from those of the United States. The difference in regulations under U.S. law and the laws of foreign countries may be significant and, in order to comply with the laws of these foreign countries. Any changes in our business practices or plans will require response to the laws of foreign countries and will result in additional expense to the Company and delay our proposed business plans.

Additionally, we may be required to obtain certifications or approvals by foreign governments to market and sell the products. We may also be required to obtain approval from the U.S. government to export the products. If we are delayed in receiving, or are unable to obtain import or export clearances, or if we are unable to comply with foreign regulatory requirements, we will be unable to execute our complete marketing strategy.

Currency Fluctuations May Make Our Products Uncompetitive In Some Important Geographies

If the local currency of our products becomes too strong, it may not be possible to sell our products at a profit in regions where significant potential purchasers exist.

ITEM 1B. Unresolved Staff Comments

Not Applicable to Smaller Reporting Companies.

ITEM 2. Properties

Our executive and administrative offices are located at 900 Isom Rd, Suite 306, San Antonio, Texas. These offices consist of a total of 4,051 square feet and are rented by 4Ward Resources for a three (3) year term from July 1, 2019 through June 30, 2022, presently at a cost of $7,033 per month. The lease rate increases in each succeeding year of the term. We believe that our office spaces are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

ITEM 3. Legal Proceedings

There are no material legal proceedings pending against the Company to the knowledge of management.

ITEM 4. Mine Safety Disclosures

Not Applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)
Market Information
. Our common stock is currently quoted on the OTC Markets. Our trading symbol is “MRGE”.

OTC Markets securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Market securities transactions are conducted through a telephone and computer network connecting dealers. OTC Market issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a national or regional stock exchange.

The quarterly high and low reported sale prices for our common stock as quoted on the OTC Markets for the periods indicated are as follows:

	High	Low

Fiscal 2018
First Quarter Ended October 31, 2017	$0.400	0.340
Second Quarter Ended January 31, 2018	$0.020	0.018
Third Quarter Ended April 30, 2018	$0.052	0.035
Fourth Quarter Ended July 31, 2018	$0.0187	0.015

Fiscal 2019
First Quarter Ended October 31, 2018	$0.027	0.025
Second Quarter Ended January 31, 2019	$0.085	0.076
Third Quarter Ended April 30, 2019	$0.070	0.073
Fourth Quarter Ended July 31, 2019	$0.080	0.075

(b)
Holders
. The Company has approximately 44 shareholders of record holding common stock.

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

(d)
Securities authorized for issuance under equity compensation plans
: None.

(e)
Recent Sales of unregistered securities:
For the period ended July 31, 2019, the Company sold 13,598,999 shares of common stock to seventeen (17) accredited investors for cash proceeds of $325,978. For the period ended July 31, 2019, the Company issued 6,000,000 shares of common stock as compensation to three (3) consultants in the amount of $466,800.

The Company believes the offer and sale of the shares of common stock above were made in reliance upon the exemptions from registration under Section 4(a)(2) and Regulation D Rule 506 of the Securities Act of 1933, as amended (the “Securities Act”). The offers and sales represented private transactions not involving a public offering. As such, the shares may not be offered or sold in the United States unless they are registered under the Securities Act, or an exemption from the registration requirements of the Securities Act is available.

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

Company’s Plans

The Company has proposed to develop an integrated natural gas pipeline system in Texas and Mexico. The purpose of these pipelines will be to transport and store natural gas in a proposed underground natural gas storage facility, which the Company proposes to permit and develop in northern Mexico. The Company believes that it has made substantial progress toward these goals with its preliminary project engineering designs and high-level meetings with representatives of various Mexican regulatory agencies.

Discussion and Analysis of Financial Condition and Results of Operations
Revenues

Twelve month period ended July 31, 2019

For the twelve (12) month period ended July 31, 2019, we generated no revenue and incurred a net loss of $3,213,703.

Our net loss of $3,213,703 for the twelve (12) month period ended July 31, 2019 was the result of operating expenses of $1,482,736 and other expense (comprised of interest expense) of $1,730,967. Our operating expenses consisted of $1,376,055 in general and administrative expenses, and $106,681 in professional fees.

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

For the years ended July 31, 2018 and July 31, 2019, total general and administrative expenses were $970,090 and $1,376,055, respectively.

For the year ended July 31, 2018, we had $970,090 in general and administrative expenses compared to $1,376,055, in general and administrative expense for the year ended July 31, 2019. The $405,965 increase in general and administrative expenses was primarily the result of reductions of spending related to directors fees, filing fees, conferences, non-executive payroll and payroll tax expenses, travel expenses and utilities, net of increases in consulting and public relations fees, financing fees, and rent expense.

The professional fees for the years ending July 31, 2018 and July 31, 2019 were $94,945 and $106,681, respectively. The $11,736 increase was primarily result of reductions of spending related to audit fees, net of increases in tax preparation and audit fees.

The executive compensation for the years ending July 31, 2018 and July 31, 2019 was $466,000 and $466,000, respectively. No change was due to the same executives on the payroll during both years with no change in compensation amounts.

Liquidity and Capital Resources

Cash Flows

Operating Activities

For the twelve (12) month period ended July 31, 2019, net cash used in operating activities was $335,249. The negative cash flow for the twelve (12) months ended July 31, 2019 related to our net loss of $3,213,703, adjusted for depreciation of $1,581, an increase in financing fees of $30,500, a change of $1,392,576 in convertible debt due to fair market value, an increase of $288,250 in convertible debt due to default, an increase of $466,800 in issuance of stock compensation for services and fees, prepaid expenses of $546, an increase of $249,441 in accounts payable and accrued expenses and an increase of $448,760 in accrued salaries and payroll taxes - related parties.

For the twelve (12) month period ended July 31, 2018, net cash used in operating activities was $221,998. The negative cash flow for the twelve (12) months ended July 31, 2018 related to our net loss of $1,495,687, adjusted for depreciation of $1,581, a change of $308,180 in convertible debt due to fair market value, an increase of $83,500 in convertible debt due to default, an increase of $48,110 in issuance of stock compensation for services and fees, a decrease of prepaid expenses of $747, an increase of $288,315 in accounts payable and accrued expenses and an increase of $544,750 in accrued salaries and payroll taxes - related parties.

Investing Activities

For the twelve (12) months ended July 31, 2019 net cash used in investing activities was nil.

For the twelve (12) months ended July 31, 2018 net cash used in investing activities was nil.

Financing Activities

For the twelve (12) months ended July 31, 2019, net cash provided from financing activities was $392,225. The positive cash flow from financing activities for such period was comprised of a decrease in loans payable from related parties, proceeds from sale of common stock and proceeds from sale of convertible debentures, net of loan repayments to a related party and convertible notes.

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

As of July 31, 2019, Mirage Energy Corporation had $70,456 in cash on hand and prepaid expenses of $1,760. Since Mirage Energy Corporation is unable to reasonably project its future revenue, it must presume that it will not generate any revenue during the next twelve (12) to twenty-four (24) months. We therefore will need to obtain additional debt or equity funding in the next two (2) - three (3) months, but there can be no assurances that such funding will be available to us in sufficient amounts or on reasonable terms.

The Company’s audited financial statements for the year ended July 31, 2019 contain a “going concern” qualification. As discussed in Note 3 of the Notes to Financial Statements, the Company has incurred losses and has not demonstrated the ability to generate cash flows from operations to satisfy its liabilities and sustain operations. Because of these conditions, our independent auditors have raised substantial doubt about our ability to continue as a going concern.

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

For the year ended July 31, 2019, the Company has funded operations with debt of $329,500 from convertible notes, proceeds from sale of $325,978 in common stock, while making loan repayments of $180,003 to related party and $83,250 to convertible notes. The Company plans to raise additional funds through various sources to support ongoing operations during 2019 and 2020.

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

Income Taxes

Income taxes are provided based upon the liability method of accounting pursuant to FASB ASC 740-10-25 Income Taxes - Recognition. Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by FASB ASC 740-10-25-5.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

At July 31, 2019, the Company had net operating loss carry forwards of approximately $4,105,783, which will expire in 2038 and are calculated at an expected tax rate of approximately 21%.

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
July 31, 2019 AND 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Mirage Energy Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mirage Energy Corporation and its subsidiaries (collectively, the “Company”) as of July 31, 2019 and 2018, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2019 and 2018, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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
Houston, Texas
February 21, 2020

MIRAGE ENERGY CORPORATION
Consolidated Balance Sheets

	July 31,	July 31,
	2019	2018

ASSETS
Current Assets
Cash and cash equivalents	$70,456	$13,480
Prepaid expenses	1,760	2,306
Total Current Assets	72,216	15,786

Property, plant and equipment, net	3,030	4,611

Other Assets
Deposits	6,921	6,921
Total Other Assets	6,921	6,921

TOTAL ASSETS	$82,167	$27,318

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Loans payable, related parties	$-	$155,105
Accounts payable and accrued liabilities	660,352	479,964
Loan payable	127,844	77,844
Convertible debentures	580,754	257,206
Accrued salaries and payroll taxes, related parties	1,861,936	1,413,176
Total Current Liabilities	3,230,886	2,383,295

Long-Term Liabilities
Loan payable	1,063	50,000
TOTAL LIABILITIES	3,231,949	2,433,295

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001, 10,000,000 shares authorized, 10,000,000 shares issued and outstanding as of July 31, 2019 and July 31, 2018	10,000	10,000
Common stock, par value $0.001, 900,000,000 shares authorized, 406,886,489 shares issued and outstanding as of July 31, 2019; 342,628,540 shares issued and outstanding as of July 31, 2018	406,886	342,628
Additional paid-in capital	2,986,180	580,540
Accumulated deficit	(6,552,748)	(3,339,045)
Accumulated other comprehensive loss	(100)	(100)
TOTAL STOCKHOLDERS’ DEFICIT	(3,149,782)	(2,405,977)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$82,167	$27,318

The accompanying notes are an integral part of these consolidated financial statements
.

MIRAGE ENERGY CORPORATION
Consolidated Statements of Operations

	Year Ended July 31,
	2019	2018
OPERATING EXPENSES
General and administrative expenses	$1,376,055	$970,090
Professional fees	106,681	94,945
Total Operating Expenses	1,482,736	1,065,035

LOSS FROM OPERATIONS	(1,482,736)	(1,065,035)

OTHER EXPENSES
Interest expense	50,141	38,972
Interest expense - loss on change in fair value of convertible debt	1,381,885	308,180
Interest expense - penalty on convertible debt	285,750	83,500
Interest expense - loss on change in fair value of warrants	13,191	-
Total Other Expense	1,730,967	430,652

LOSS BEFORE INCOME TAXES	(3,213,703)	(1,495,687)

NET LOSS	(3,213,703)	(1,495,687)

Basic Loss per Common Share	$(0.01)	$(0.00)
Weighted Average Common Shares Outstanding, Basic	371,940,721	318,339,344

The accompanying notes are an integral part of these consolidated financial statements.

MIRAGE ENERGY CORPORATION
Statements of Stockholders’ (Deficit)

							Accumulated
	Common Stock		Preferred Stock		Additional		Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated (Deficit)	Comprehensive Loss	Stockholders’ (Deficit)

Balance - July 31, 2017	310,190,456	$310,190	10,000,000	$10,000	$66,101	$(1,843,358)	$(100)	$(1,457,167)
Common shares issued for services	1,300,000	1,300	-	-	46,810	-	-	48,110
Common shares issued for conversion of debt and interest	31,088,084	31,088	-	-	442,679	-	-	473,767
Sale of common stock	50,000	50	-	-	24,950	-	-	25,000
Net loss	-	-	-	-	-	(1,495,687)	-	(1,495,687)
Balance - July 31, 2018	342,628,540	$342,628	10,000,000	$10,000	$580,540	$(3,339,045)	$(100)	$(2,405,977)
Common shares issued for conversion of debt and interest	44,658,950	44,660	-	-	1,619,269	-	-	1,663,929
Sale of common stock	13,598,999	13,598	-	-	312,380	-	-	325,978
Common shares issued for consulting services and fees	6,000,000	6,000	-	-	460,800	-	-	466,800
Common stock warrants issued (11/13 & 02/12) and valued	-	-	-	-	13,191	-	-	13,191
Net loss	-	-	-	-	-	(3,213,703)	-	(3,213,703)
Balance - July 31, 2019	406,886,489	$406,886	10,000,000	$10,000	$2,986,180	$(6,552,748)	$(100)	$(3,149,782)

The accompanying notes are an integral part of these consolidated financial statements.

MIRAGE ENERGY CORPORATION
Consolidated Statement of Cash Flows

	Year Ended
	July 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,213,703)	$(1,495,687)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation expense	1,581	1,581
Financing fees	30,500	-
Loss on change in fair value of convertible debt	1,381,885	308,180
Loss on change in fair value of warrants	13,191
Penalty on convertible debt	285,750	83,500
Issuance of stock for services and fees	466,800	48,110
Changes in operating assets and liabilities:
Prepaid expenses	546	(747)
Accounts payable and accrued expenses	249,441	288,315
Accrued salaries and payroll taxes, related parties	448,760	544,750
Net cash used in operating activities	(335,249)	(221,998)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan, related party	-	40,100
Repayments of loan, related party	(180,003)	(95,398)
Repayments of loans, convertible note	(83,250)	-
Proceeds from sale of common stock	325,978	-
Proceeds from convertible debt	329,500	279,000
Net cash provided by financing activities	392,225	223,702

Net increase in cash	56,976	1,704
Cash and cash equivalents - beginning of period	13,480	11,776
Cash and cash equivalents - end of period	$70,456	$13,480

Supplemental Cash Flow Disclosures
Cash paid for interest	$28,145	$3,394

Supplemental Non-Cash Activity Disclosures
Expenses paid by shareholder	$24,898	$26,725
Stock issued for convertible debt and interest	$1,663,929	$473,767
Proceeds from sale of common stock paid directly to RP noteholder	$-	$25,000
Proceeds from sale of convertible debt paid directly to vendor	$20,000	$18,000
Conversion of accounts payable to note payable	$-	$77,844

The accompanying notes are an integral part of these consolidated financial statements.

MIRAGE ENERGY CORPORATION
Notes to the Unaudited Consolidated Financial Statements
July 31, 2019 and 2018

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

Leases

In February 2016, the FASB issued guidance regarding the accounting for leases on “Leases” (ASC 842). The guidance requires recognition of most leases on the balance sheet and to disclose key information about leasing arrangements. The Company has assessed the impact of the office rental lease as immaterial. The term of the existing lease on the office premises ends June 30, 2022.

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

As of July 31, 2019 and July 31, 2018, the Company has convertible notes with a total base principal of $53,000 and $206,000, respectively, which become convertible in 180 days. There is a potential for 5,054,533 shares if the principal of $53,000 were converted at July 31, 2019. These notes will have a dilutive effect on common stock for the year ended July 31, 2019. The Company has 10,000,000 shares of Mirage’s Series A Preferred Stock which possess 20 votes per share and are convertible into 200,000,000 common shares. As of July 31, 2019, there were 328,124 warrants issued and outstanding which are equal to 328,124 shares which have not been exercised.

Basis of Consolidation

These financial statements include the accounts of the Company and its wholly owned subsidiaries, 4Ward Resources, Inc., Cenote Energy, S. de R.L. de C.V., WPF Transmission, Inc., and WPF Mexico Pipelines, S. de R.L. de C.V. All material intercompany balances and transactions have been eliminated.

Long Lived Assets

In accordance with ASC 360 “Property Plant and Equipment,” the Company reviews the carrying value of intangibles subject to amortization and long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Intangible assets are amortized over their estimated useful lives. Recoverability of long-lived assets is measured by comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $70,456 and $13,480 in cash at July 31, 2019 and 2018, respectively.

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

Share-based Expenses

ASC 718 “Compensation - Stock Compensation” prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, “Equity - Based Payments to Non-Employees.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

Consultant share-based compensation was paid in the amount of $48,110 in 2018 and $466,800 in 2019.

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of July 31, 2019 and 2018.

Related Parties

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions.

Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no contingencies as of July 31, 2019.

Future obligations for the rent of the office lease as of July 31, 2019 and 2018 were $247,432 and $83,045, respectively.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases, which will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company has reviewed these provisions and will apply our next fiscal year which begins August 1, 2019.

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had a net loss of $3,213,703 and had net cash used in operations of $335,249 for the year ended July 31, 2019 and had an accumulated deficit and working capital deficit of $6,552,748 and $3,158,670 at that date. The Company has not established an ongoing source of revenues sufficient to cover its operating cost, and requires additional capital to commence its operating plan. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about its ability to continue as a going concern.

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

NOTE 4 - DEBT

As of July 31, 2019, the number of shares of common stock that can be issued for convertible debt as per Note 10 - Subsequent Events are 4,830,016. The other notes were not convertible at July 31, 2019.

For the year ended July 31, 2019, the Company received proceeds of $329,500 from convertible notes, which was net of $30,500 in fees deducted and $20,000 paid directly to the vendor, and converted $1,663,929 of convertible notes and interest. There was a $1,381,885 loss due to change in fair value of convertible debt and a $13,191 loss due to change in fair value of warrants. For the year ended July 31, 2018, the Company received $279,000 from convertible notes, which was net of $16,000 in fees deducted and $18,500 paid directly to the vendor, and converted $473,767 of convertible notes and interest. There was a $308,180 loss due to change in fair value of convertible debt.

A summary of debt at July 31, 2019 and July 31, 2018 is as follows:

	July 31,	July 31,
	2019	2018
Notes payables related party, unsecured, interest bearing at 5% rate per annum, on demand	$-	$152,876
Note, unsecured interest bearing at 2% per annum, due July 9, 2020	50,000	50,000
Note, unsecured interest bearing at 7.5% per annum, due April 15, 2018. This was an accounts payable bill that was converted to a loan as per Note 9 Commitments and Contingencies. This note is now in default as of April 16, 2018 and has a default interest of 17.5%	77,844	77,844

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
Convertible debenture, unsecured, interest bearing at 12% per annum, issued June 12, 2018 in the amount of $18,000 with fees of $0 and cash proceeds of $18,000 which was paid directly to the vendor in the year ended July 31, 2018, convertible at December 9, 2018 with conversion price at a discount rate of 45% of market price which is the average of the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to the conversion date, maturity date of March 30, 2019. This note became convertible on December 9, 2018. This note defaulted on November 14, 2018 and a default penalty of $9,000 was added to the note for a total of $27,000 and incurred default interest rate of 22%. The convertible note had a net change in fair value of $27,702.
54,702	18,000
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
Convertible debenture, unsecured, interest bearing at 10% per annum, issued November 13, 2018 in the aggregate principal amount of $105,000 and total cash proceeds of $90,000 to be funded in three (3) tranches. The principal sum due shall be prorated based on the consideration actually paid. For each tranche paid, the Company will have to provide 164,062 warrant shares for holder to purchase for a total of 492,186 warrants which are equal to 492,186 shares. During the 3rd Quarter Ended April 30, 2019, the second tranche of $35,000 was received with fees of $5,000 and cash proceeds of $30,000. The Holder shall have the right at any time to convert all or any part of outstanding and unpaid principal amount. The conversion price is the lessor of lowest traded price and lowest closing bid price with a 45% discount during the previous twenty-five (25) trading day period ending on the last complete trading day prior to the conversion dates, maturity date for first tranche of November 13, 2019. This note defaulted on November 14, 2018 and a default penalty of $17,500 was added to the note for a total of $52,500 and incurred default interest rate of 15%. Also, an additional 25% discount for a total of 70% discount must be factored in the conversion price until this note is no longer outstanding. The Company received a notice of default dated May 23, 2019. During the 4th Quarter Ended July 31, 2019, $71,000 of the first tranche plus $5,250 in interest was converted and the Company issued 5,543,830 shares of common stock with a fair value of $401,538. During the conversion on Crown’s first tranche, $1,000 penalty was added on the first conversion date of 05/24/19 and a duplicate $17,500 penalty was converted by the final conversion date 07/31/19. The two tranches of the convertible note had a net change in fair value of $519,406.
339,552	-

Convertible debenture, unsecured, interest bearing at 12% per annum, issued December 28, 2018 in the amount of $12,000 with fees of $2,000 and cash proceeds of $10,000 which was paid directly to the vendor, convertible at June 26, 2019 with conversion price at a discount rate of 49% of market price which is the average of the lowest closed trading price during the twenty trading day period ending on the latest complete trading day prior to the conversion date, maturity date of October 30, 2019. This note becomes convertible on June 26, 2019. This note defaulted on November 14, 2018 and a default penalty of $6,000 was added to the note for a total of $18,000 and incurred default interest rate of 22%. This note was repaid on June 27, 2019 directly to holder.

	-	-
Convertible debenture, unsecured, interest bearing at 12% per annum, issued May 1, 2019 in the amount of $103,500 with fees of $3,500, cash proceeds of $100,000, convertible at October 28, 2019 with conversion price at a discount rate of 49% of market price which is the average of the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to the conversion date, maturity date of February 28, 2020. This note becomes convertible on October 28, 2019.	103,500	-
Convertible debenture, unsecured, interest bearing at 12% per annum, issued June 27, 2019 in the amount of $83,000 with fees of $3,000, cash proceeds of $80,000, convertible at December 24, 2019 with conversion price at a discount rate of 49% of market price which is the average of the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to the conversion date, maturity date of April 15, 2020. This note becomes convertible on December 24, 2019.	83,000	-
Loan payable related party, unsecured, non-interest bearing, on demand	-	2,229
Remaining unpaid portion due AT&T regarding cell phone installments	1,063	-
Total Debt	709,661	540,155
Less: Current Maturities	708,598	490,155
Total Long-Term Debt	$1,063	$50,000

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

Common Shares

For the year ended July 31, 2019, the Company issued 44,658,950 shares of common stock for conversion of convertible notes, totaling $1,663,929. For the period ended July 31, 2019, the Company sold 13,598,999 shares of common stock to investors for cash proceeds of $325,978. For the period ended July 31, 2019, the Company issued 6,000,000 shares of common stock as compensation to consultants in the amount of $460,800. For the year ended July 31, 2018, the Company issued 31,088,084 shares of common stock for conversion of convertible notes, totaling $473,767. For the period ended July 31, 2018, the Company sold 50,000 shares of common stock to investors for cash proceeds of $25,000. For the period ended July 31, 2018, the Company issued 1,300,000 shares of common stock as compensation to consultants and directors in the amount of $48,110. Below you will find the individual transactions for the year ended July 31, 2019:

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

On February 14, 2019, the Company offered and sold Eight Hundred Thousand (800,000) shares of common stock to Richard A. Lewis valued at $0.0250 per share for $20,000.

On February 14, 2019, Power Up Lending Group Ltd converted the remaining principal in the amount of $13,000 of the $32,000 note issued June 12, 2018 that was defaulted to $48,000 along with $1,920 of accrued interest for 920,988 shares of common stock.

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

On March 6, 2019, the Company offered and sold Two Hundred Forty-Nine Thousand (249,000) shares of common stock to Cameron Douglas McDonald valued at $0.0200 per share for $4,980.

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

On April 16, 2019, the Company offered and sold Six Hundred Sixty-Six Thousand Six Hundred Sixty-Seven (666,667) shares of common stock to 321gold Ltd valued at $0.0300 per share for $20,000.

On May 24, 2019, Crown Bridge Partners, LLC converted principal in the amount of $9,750 (including $500 deposit fee) of the $35,000 note issued November 13, 2018 that was defaulted to $53,500 for 500,000 shares of common stock.

On June 10, 2019, Crown Bridge Partners, LLC converted principal in the amount of $14,940 (including $500 deposit fee) of the $35,000 note issued November 13, 2018 that was defaulted to $53,500 for 830,000 shares of common stock.

On June 26, 2019, the Company offered and sold Two Hundred Thousand (200,000) shares of common stock to accredited investor valued at $0.0300 per share for $6,000. These shares were subsequently issued as 333,333 shares and 133,333 were cancelled in August 2019.

On June 27, 2019, the Company offered and sold Three Hundred Thirty-Three Thousand Three Hundred Thirty-Three (333,333) shares of common stock to accredited investor valued at $0.0300 per share for $10,000.

On June 27, 2019, the Company offered and sold Three Hundred Thirty-Three Thousand Three Hundred and Thirty-Three (333,333) shares of common stock to accredited investor valued at $0.0300 per share for $10,000.

On June 28, 2019, Crown Bridge Partners, LLC converted principal in the amount of $12,045 (including $500 deposit fee) of the $35,000 note issued November 13, 2018 that was defaulted to $53,500 for 730,000 shares of common stock.

On June 29, 2019, the Company entered into consulting agreement with Candice Rene with total consideration of 4,000,000 shares of common stock valued at $311,200.

On June 29, 2019, the Company entered into consulting agreement with Mark Sands with total consideration of 1,000,000 shares of common stock valued at $77,800.

On June 29, 2019, the Company entered into consulting agreement with Robert Oram with total consideration of 1,000,000 shares of common stock valued at $77,800.

On July 15, 2019, the Company offered and sold Six Hundred Sixty-Six Thousand Six Hundred and Sixty-Six (66,666) shares of common stock to accredited investor valued at $0.0750 per share for $5,000.

On July 15, 2019, Crown Bridge Partners, LLC converted principal in the amount of $14,954 (including $500 deposit fee) of the $35,000 note issued November 13, 2018 that was defaulted to $54,000 for 1,240,000 shares of common stock.

On July 31, 2019, Crown Bridge Partners, LLC converted the remaining principal in the amount of $21,811 (including $500 deposit fee) of the $35,000 note issued November 13, 2018 that was defaulted to $54,000 along with $5,250 of accrued interest for 2,243,830 shares of common stock.

Warrants

On November 13, 2018, the Company entered into Securities Purchase Agreement with Crown Bridge Partners, LLC (Crown) to issue a convertible note in the aggregate principal amount of $105,000 to be funded in three (3) tranches, of which (2) tranches have been received, and in addition for each tranche the Company will have to provide 164,062 warrant shares for holder to purchase at any time on or after the issuance with the exercise price of $0.32 and with a term of five years commencing on the Issuance Date and ending on the five-year anniversary.

We have received two Common Stock Purchase Warrants through July 31, 2019 equal to a total of 328,124 shares which has a fair value of $13,191.

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 21% to the net loss before provision for income taxes for the following reasons:

	Year Ended	Year Ended
	July 31, 2019	July 31, 2018
Income tax expense at statutory rate	$141,537	$161,715
Valuation allowance	(141,537)	(161,715)
Income tax expense	$-	$-

Net deferred tax assets consist of the following components as of:

	July 31, 2019	July 31, 2018
NOL Carryover	$977,833	$770,072
Valuation allowance	(977,833)	(770,072)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Income Tax laws of United States of America, net operating loss carry forwards of approximately $977,833, which expire commencing in fiscal 2039, for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years. The tax years still left open are 2014, 2015, 2016, 2017, 2018 and 2019.

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

As of July 31, 2019, the CEO and two other members of management and one other employee had earned accrued unpaid salary in the amount of $1,801,989. Accrued salaries of $1,801,989 combined with accrued payroll taxes of $59,947 for a total accrued related party salaries and payroll tax of $1,861,936 for the period from June 2015 until July 31, 2019.

Also, Mr. Michael Ward provided $40,100 directly to the company with an additional $26,725 owed to Mr. Ward for monies outlaid on behalf of the Company for a total loan amount of $87,903 which was netted for $85,674 payments received leaving a net due Mr. Ward $2,229 at July 31, 2018 which has decreased to $0 as of July 31, 2019. This resulted from additional $24,898 of expenses paid which increased the total amount due to $27,127 less repayments of $27,127 during the year ended July 31, 2019.

Additionally, White Boy Partnership, LLC, a company owned by the spouse of the CEO, provided an additional loan of $187,600 to 4Ward Resources, Inc. Repayments of $34,724 were made during the year ended July 31, 2018, which reduced the balance due to $152,876 as of July 31, 2018. Repayments of $152,876 were made during the year ended July 31, 2019, which reduced the balance due to $0 as of July 31, 2019.

NOTE 8 - LEASES

On June 9, 2016, the Company entered into a Lease Agreement for its San Antonio, Texas office lease location. The Lease Period was for three (3) years beginning July 1, 2016. On July 1, 2019, the Company entered into a First Amendment to Lease Agreement at same location. The landlord continues to hold $6,921 as security which is to be returned at the end of the new lease. The new Lease Period is three (3) years beginning July 1, 2019. The Company shall pay as additional rent all other sums of money as shall become due and payable by them under this Lease. To date after one (1) months of this thirty-six (36) month lease, no such additional charges have been made. The Company has incurred rent expense in the amount of $83,974 and $82,178 for the year ended July 31, 2019 and July 31, 2018 respectively. Below is the schedule of rent for the remaining Lease term as of July 31, 2019.

Year Ending	Amount
July 31, 2020	$77,620
July 31, 2021	84,906
July 31, 2022	84,906

Total Remaining Base Rent	$247,432

NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Company committed to eighteen (18) months of Acquisition of Pipeline Rights of Way to Marcos y Asociados with a total amount of $77,844 which was due April 15, 2018 and not paid as of July 31, 2019. Interest will continue accruing after July 31, 2019 until it is paid.

From time to time the Company may become a party to litigation matters involving claims against the Company. Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 10 - SUBSEQUENT EVENTS

The Company evaluated events occurring subsequent to July 31, 2019, identifying those that are required to be disclosed as follows:

On August 5, 2019, Crown Bridge Partners, LLC funded a third tranche of $35,000 and in addition the Company will have to provide 164,062 warrant shares for holder to purchase.

On August 12, 2019, the Company entered into a Securities Purchase Agreement with Power Up Lending Group Ltd. to issue a convertible note in the principal amount of $73,000, with unsecured, interest bearing at 12% per annum and a maturity date of May 30, 2020.

On August 16, 2019, Crown Bridge Partners, LLC converted principal in the amount of $53,000 consisting of $52,500 of principal and $500 of fees plus interest of $5,250 for 4,830,016 shares of common stock on the second tranche of $35,000 of the note that was issued November 13, 2018 in the aggregate principal amount of $105,000 to be funded in three (3) tranches and the second tranche defaulted with a penalty of $17,500.

On September 12, 2019, the Company entered into a Securities Purchase Agreement with BHP Capital NY Inc. and Jefferson Street Capital, LLC, severally and not jointly, to issue convertible notes in the aggregate principal amount of $165,000, each in the principal amount of $82,500, with unsecured, interest bearing at 8% per annum and a maturity date of May 30, 2020.

On September 24, 2019, the Company entered into a Securities Purchase Agreement with Power Up Lending Group Ltd. to issue an additional amount of convertible note in the amount of $55,000, with unsecured, interest bearing at 12% per annum and a maturity date of July 12, 2020.

In October 2019, the Company offered and sold 2,000,000 shares of common stock at $0.040 per share for $80,000.

On October 17, 2019, Crown Bridge Partners, LLC exercised the right to purchase 3,696,973 shares of common stock per Common Stock Warrant that was issued with November 13, 2018 note.

In January 2020, the Company offered and sold 4,200,000 shares of common stock at $0.035 per share for $147,000.

On February 10, 2020, Crown Bridge Partners, LLC exercised the right to purchase 4,109,828 shares of common stock per Common Stock Warrant, adjusted for dilution, that was issued with November 13, 2018 note.

ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of July 31, 2019. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

During the evaluation of disclosure controls and procedures as of July 31, 2019, management identified material weaknesses in internal control over financial reporting, which management considers an integral component of disclosure controls and procedures. Material weaknesses identified include the lack of any segregation of duties, lack of appropriate accounting policies and management’s assessment of internal control over financial reporting. As a result of the material weaknesses identified, management concluded that Company’s disclosure controls and procedures were not effective.

Notwithstanding the existence of these material weaknesses, management believes that the consolidated financial statements in this annual report on Form 10-K fairly present, in all material respects, Company’s financial condition as of July 31, 2019 and 2018, and results of its operations and cash flows for the years ended July 31, 2019 and 2018, in conformity with United States generally accepted accounting principles (GAAP).

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

The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of July 31, 2019, based on criteria established in
Internal Control - Integrated Framework
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

Ineffective Oversight of Financial Reporting
. The Company has not provided an appropriate level of oversight of the financial reporting process and has not appropriately monitored the Company’s system of internal control. The Company’s monitoring of management’s assessment of internal control over financial reporting did not result in appropriate actions taken by management to remedy the deficiencies in the process to assess internal control over financial reporting. The Company has no independent audit committee overseeing the financial reporting process.

Failure to Segregate Duties
. Management has not maintained any segregation of duties within the Company due to its reliance on individuals to fill multiple roles and responsibilities. Our failure to segregate duties has been a material weakness since inception through this annual report.

Sufficiency of Accounting Resources
. The Company has limited accounting personnel to prepare its financial statements. The insufficiency of our accounting resources has been a material weakness since inception.

As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that, as of July 31, 2019, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by the COSO.

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

Changes in Internal Controls over Financial Reporting

During the period ended July 31, 2019, there have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. Other Information

Debt Financing

On August 12, 2019, the Company entered into a Securities Purchase Agreement with Power Up Lending Group Ltd. to issue a convertible note in the principal amount of $73,000, with unsecured, interest bearing at 12% per annum and a maturity date of May 30, 2020.

On August 16, 2019, Crown Bridge Partners, LLC converted principal in the amount of $53,000 consisting of $52,500 of principal and $500 of fees plus interest of $5,250 for 4,830,016 shares of common stock on the second tranche of $35,000 of the note that was issued November 13, 2018 in the aggregate principal amount of $105,000 to be funded in three (3) tranches and the second tranche defaulted with a penalty of $17,500.

On September 12, 2019, the Company entered into a Securities Purchase Agreement with BHP Capital NY Inc. and Jefferson Street Capital, LLC, severally and not jointly, to issue convertible notes in the aggregate principal amount of $165,000, each in the principal amount of $82,500, with unsecured, interest bearing at 8% per annum and a maturity date of May 30, 2020.

On September 24, 2019, the Company entered into a Securities Purchase Agreement with Power Up Lending Group Ltd. to issue an additional amount of convertible note in the amount of $55,000, with unsecured, interest bearing at 12% per annum and a maturity date of July 12, 2020.

On October 17, 2019, Crown Bridge Partners, LLC exercised the right to purchase 3,696,973 shares of common stock per Common Stock Warrant that was issued with November 13, 2018 note.

On February 10, 2020, Crown Bridge Partners, LLC exercised the right to purchase 4,109,828 shares of common stock per Common Stock Warrant, adjusted for dilution, that was issued with November 13, 2018 note.

Equity Financing

In October 2019, the Company offered and sold 2,000,000 shares of common stock at $0.040 per share for $80,000.

In January 2020, the Company offered and sold 4,200,000 shares of common stock at $0.035 per share for $147,000.

The Company believes the offer and sale of the shares of common stock above were made in reliance upon the exemptions from registration under Section 4(a)(2) and Regulation D Rule 506 of the Securities Act of 1933, as amended (the “Securities Act“). The offers and sales represented private transactions not involving a public offering. As such, the shares may not be offered or sold in the United States unless they are registered under the Securities Act, or an exemption from the registration requirements of the Securities Act is available.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names of the Company’s directors, executive officers, and key employees, and their positions with the Company, as of the date of this Annual Report:

Name	Age	Position(s)	Term of Officers (Directors)
Michael R. Ward	63	President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Accounting Officer Chairman of the Board of Directors,	August 11, 2016-Present
Patrick C. Dosser	36	Vice President	January 17, 2017-Present
John W. Dosser	37	Vice President	January 17, 2017-July 31, 2019
David J. Cibrian	55	Member Board of Directors	January 17, 2017-May 27, 2019
Soll Sussman	68	Member Board of Directors	March 8, 2017-Present
Alejandro Amelio	49	Member Board of Directors	March 8, 2017-Present

Except as set forth in the brief account of business experience below, none of the events listed in Item 401(f) of Regulation S-K has occurred during the past ten years and that is material to the evaluation of the ability or integrity of any of the Company’s directors, director nominees or executive officers.

Business Experience of Directors and Executive Officers

Michael Ward - CEO, CFO, Director

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

Mr. Dosser resigned as Vice-President on July 31, 2019.

David J. Cibrian - Director

Mr. Cibrian has been a Managing Director with Brevet Capital, a New York City-based hedge fund (www.brevetcapital.com). He has served in a variety of roles during his career - lawyer, accountant, corporate executive and investment banker. David was formerly a CPA with Ernst & Young, Los Angeles and was a practicing international and corporate attorney for 25 years. Mr. Cibrian was also President of an energy efficiency technology company.

In addition to his work with Brevet, Mr. Cibrian has been on the Board of Onko Solutions, LLC, a medical device start-up company located in Austin, Texas, and has served as a Senior Advisor to Civitas Capital Group - Dallas, Texas. He has appeared on FOX Business Network and been quoted in international business and legal media including The Wall Street Journal, Investor’s Business Daily, Newsweek and Mexico’s EI Financiero. Mr. Cibrian is a former member of the Texas Finance Commission and the Texas Credit Union Commission having been appointed by then Texas Governor Rick Perry.

The Company believes that Mr. Cibrian’s business experience and skill in business, both domestically and in Mexico, qualifies him as a valuable member of our Board of Directors.

Mr. Cibrian resigned as member of the board of directors on May 27, 2019.

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

Additionally, between 2011 and 2015 Mr. Sussman was a consultant for the Border Environment Cooperation Commission. During this period, he assisted with the coordination of the annual U.S.-Mexico Border Energy Forum.

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

(c)
Identification of certain significant employees
. The Company currently does not have any significant employees, other than Michael Ward.

(d)
Family relationships
. John W. Dosser and Patrick C. Dosser are Michael R. Ward’s sons.

(f)
Involvement in certain legal proceedings
.

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

From May 2007 through July 2010, Mr. Ward was the President and CEO of Bentley Energy Corporation (“Bentley”). Bentley engaged in distribution of propane in Central and South Texas. Bentley owned and operated various propane distribution companies. Bentley voluntarily filed for reorganization under Chapter 11 of the federal bankruptcy laws. The case was filed in the U.S. Bankruptcy Court, Western District of Texas on January 7, 2010. The court accepted the Company’s reorganization plan on, or about July 21, 2010 resulting in the Company’s sale to J.P. Energy Holdings, LLC. The Bentley bankruptcy petition was necessary in order to provide protection and continuity for its propane delivery to more than 8,000 customers. Bentley financed it business with a bank line of credit. Bentley had planned the line of credit would be converted to a 10-year term loan with a 5-year balloon at maturity one year later. At loan maturity, the bank only offered Bentley a straight 3-year loan term. Bentley’s propane business revenue was subject to seasonal fluctuations because it sold the majority of its propane in the winter months. Seasonal revenue fluctuations made it impossible for Bentley to meet bank payment obligations on a three-year term loan. Additionally, Bentley’s propane suppliers tightened credit and payment terms. This credit squeeze from the bank and suppliers coupled with the unprecedented financial crisis of 2008/2009 precipitated the bankruptcy. While under bankruptcy protection, Mr. Ward was able to sell the business, which operates today under a different name.

(g)
Promoters and control persons
.

Mr. Michael Ward, CEO and a member of the Board of Directors of the Company, owns 165,862,562 shares of our common stock which represents 41% of the total shares issued and outstanding. Additionally, Mr. Ward owns 10,000,000 Series A preferred shares which are convertible into 200,000,000 common shares. Therefore, Mr. Ward is the Company’s controlling shareholder. Except as disclosed above in paragraph (f), Mr. Ward has not been a party to any legal proceedings at any time during the past ten (10) years.

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

Code of Ethics

On November 13, 2017, the Board of Directors adopted the Company’s Code of Ethical Conduct.

Meetings and Committees of the Board of Directors

We presently have no formal independent Board committees. Until further determination, the full Board of Directors will undertake the duties of the audit committee, compensation committee and nominating and governance committee. The members of the Board of Directors performing these functions as of July 31, 2019 are Michael R. Ward, Soll Sussman and Alejandro Amelio.

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

Section 16(A) Beneficial Ownership Reporting Compliance.

On September 1, 2016, the Company filed a Form 8-A registration statement registering its common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended. Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and beneficial holders of more than 10% of our common stock to file with the Commission initial reports of ownership and reports of changes in ownership of our equity securities. To the Company’s knowledge there were no reportable events under Section 16(b).

ITEM 11. Executive Compensation

The following table set forth the compensation information on named executive officers Michael R. Ward, John Dosser and Patrick Dosser for the fiscal years ending July 31, 2019 and 2018.

Name							Nonqualified
And						Non-Equity	Deferred	All
Principal				Stock	Option	Incentive Plan	Compensation	Other
Position	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
		($)(1)	($)	($)	($)	($)	($)	($)	($)(1)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Michael R. Ward, CEO, CFO	2019	270,000	-0-	-0-	-0-	-0-	-0-	-0-	270,000	(2)
	2018	270,000	-0-	-0-	-0-	-0-	-0-	-0-	270,000

John W. Dosser, Vice Pres.	2019	98,000	-0-	-0-	-0-	-0-	-0-	-0-	98,000
	2018	98,000	-0-	-0-	-0-	-0-	-0-	-0-	98,000

Patrick C. Dosser, Vice Pres.	2019	98,000	-0-	-0-	-0-	-0-	-0-	-0-	98,000
	2018	98,000	-0-	-0-	-0-	-0-	-0-	-0-	98,000

(1) As of July 31, 2019, accrued and unpaid executive compensation totaled $1,687,490
(2) During the fourth quarter Michael Ward was paid $62,510 toward accrued compensation.

Compensatory Arrangements of Certain Officers

Each of our named executive officers have employment agreements. Copies of these agreements were filed as Exhibits 10.1, 10.2, 10.3 with our annual report for the year ending July 31, 2018.

Stock Grants to Named Executive Officers

There are no stock grants to named executive officers.

Discussion, Analysis and Overview of Compensation Program

Compensation Philosophy
: Our general compensation philosophy will be designed to link an employee’s total cash compensation with our performance, the employee’s department goals and individual performance. Given our limited operations and limited capital resources, we are subject to various financial restraints in our compensation practices. As an employee’s level of responsibility increases, there will be a more significant level of variability and compensation at risk. By linking incentive compensation to the performance of the Company, we believe that it will create an environment in which our employees will be stakeholders in our success and, thus, benefit all shareholders. As the Company moves from a development stage company to a revenue generating company, we plan to bring on employees and develop written employee compensation guidelines.

Executive Compensation Philosophy
: Our executive compensation philosophy will be designed to establish an appropriate relationship between executive pay and our annual performance, our long-term growth objectives, individual performance of the executive officer and our ability to attract and retain qualified executive officers. We will attempt to achieve these goals by integrating competitive annual base salaries with (a) bonuses based on corporate performance and on the achievement of specified performance objectives, and stock awards through some form of long term incentive plan. We believe that cash compensation in the form of salary and bonus provides our executives with short-term rewards for success in operations and stock awards will provide long-term incentives.

In making compensation decisions, the board of directors, in its compensation committee role, will compare each element of total compensation against companies referred to as a “compensation peer group.” The compensation peer group will be a group of companies that the compensation committee will select from readily available information about small companies engaged in similar businesses and with similar resources. As the Company moves from a development stage company to a revenue generating company, we plan to bring develop written executive compensation guidelines.

Outstanding Equity Awards at Fiscal Year End

Grants of Plan-Based Awards

There are no outstanding capital stock grants.

Director Compensation

On March 8, 2017, the Company authorized a stock grant of 50,000 common shares each to David Cibrian, Soll Sussman and Alejandro Amelio for annual service on the board of directors. These directors will be granted 50,000 shares for each year of director service. On July 31, 2018, the Company granted these directors 100,000 common shares each for a total granted of 300,000 common shares. The shares were valued at $5,610. These granted shares represented director compensation for their board earned during fiscal years 2018 and 2019.

Employment Agreements

The Company currently has employment agreements with its three named executive officers.

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

This table is based upon information derived from our stock records. We believe that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned; except as set forth above, applicable percentages are based upon 406,886,489 shares of common stock outstanding as of July 31, 2019. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to conversion of warrants and options held by that person that are currently exercisable or exercisable within 60 days of July 31, 2019. We did not deem those shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

(a) Name of Beneficial Owner of Certain Beneficial Owners

Table 1.

Title of Class	Name and address of beneficial owner	Amount and nature of beneficial ownership (3)		Percent of Class(6)
Common	Michael R. Ward(1)	166,897,562	(4)	41.018%
Preferred Series “A”	Michael R. Ward(1)	10,000,000	(5)	100.000%
Common	Choice Consulting, LLC(2)	62,136,000		15.271%
Total		429,033,562	(6)	70.694%
(1)	Address of each beneficial owner is 900 Isom Rd., Ste. 306, San Antonio, TX 78216
(2)	Address of Choice Consulting, LLC is 44120 Hunter Terrace, Freemont, CA 94539. The Company believes that Sadru Karim has dispositive and voting authority over Choice Consulting, LLC.
(3)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on July 31, 2019. As of July 31, 2019, there were 406,886,489 shares of our Company’s Common Stock issued and outstanding and 10,000,000 Series A Preferred shares.

(4)
Includes 1,035,000 common shares owned by White Boy Partnership, LLC, a Texas limited liability company owned and controlled by Chris Ward, Michael R. Ward’s spouse. Mr. Ward disclaims beneficial ownership of White Boy Partnership’s equity securities.

(5)
The Series A Preferred shares are immediately convertible into 200,000,000 shares of the Company’s Common Stock and possess voting rights for 200,000,000 shares on an “as converted basis”. Combining Mr. Ward’s direct ownership of 165,862,562 common shares with the 200,000,000 “as converted” preferred share votes gives Mr. Ward the ability to vote 60.29% of the Company’s common stock at any shareholder meeting.

(6)
Includes 200,000,000 votes by virtue of the Series A preferred shares (See Note 5). The total percentage is calculated using 606,886,489 as the inferred total issued and outstanding voting stock utilizing the Series A preferred on an “as converted” basis.

(b) Security Ownership of Management

Table 2.
Title of Class	Name and address of beneficial owner	Amount and nature of beneficial ownership (2)		Percent of Class (2)
Common	Michael R. Ward (1)	166,897,562	(3)	41.018%
Preferred Series “A”	Michael R. Ward (1)	10,000,000	(4)	100.000%
Common	Patrick C. Dosser (1)	6,300,432		1.548%
Common	John W. Dosser (1)	6,300,000		1.548%
Common	David Cibrian (1)	150,000		0.037%
Common	Soll Sussman (1)	150,000		0.037%
Common	Alejandro Amelio (1)	150,000		0.037%
Total Common		379,947,994	(5)	62.606%

(1)	Address of each beneficial owner is 900 Isom Rd., Ste. 306, San Antonio, TX 78216
(2)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on July 31, 2019. As of July 31, 2019, there were 406,886,489 shares of our Company’s Common Stock issued and outstanding and 10,000,000 Series A Preferred shares which vote as 200,000,000 common shares.

(3)
Includes 1,035,000 common shares owned by White Boy Partnership, LLC, a Texas limited liability company owned and controlled by Chris Ward, Michael R. Ward’s spouse. Mr. Ward disclaims beneficial ownership of White Boy Partnership’s equity securities. Mr. Ward’s direct ownership is 165,862,562 common shares.

(4)
The Series A Preferred shares are immediately convertible into 200,000,000 shares of the Company’s Common Stock and possess voting rights for 200,000,000 shares on an “as converted basis”. Combining Mr. Ward’s direct ownership of 165,862,562 common shares with the 200,000,000 “as converted” preferred share votes gives Mr. Ward the ability to vote 60.29% of the Company’s common stock at any shareholder meeting.

(5)
Includes 200,000,000 votes by virtue of the Series A preferred shares. The total percentage is calculated using 606,886,489 as the inferred total issued and outstanding voting stock utilizing the Series A preferred on an “as converted” basis.

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

On January 28, 2017, 4Ward Resources, Inc., Mirage Energy Corporation’s wholly owned subsidiary, acquired Michael Ward’s ninety (90%) percent interest in two Mexican companies. The remaining ten (10%) percent interest was acquired by Mirage Energy Corporation from Patrick Dosser. Together, Mirage Energy and 4Ward Resources own 100% of the two Mexican corporations. The two Mexican corporations are WPF MEXICO PIPELINES, S. de R.L. de C.V., and CENOTE ENERGY S. de R.L. de C.V. Additionally, 4Ward Resources, Inc. acquired all of Michael Ward’s interest in WPF TRANSMISSION, INC., a Texas corporation. These transactions were valued at $140,286. These transactions constitute related party transactions. Patrick Dosser is Michael Ward’s son. As of July 31, 2019, the CEO and two other members of management and one other employee had earned accrued unpaid salary in the amount of $1,801,989. Accrued salaries of $1,801,989 combined with accrued payroll taxes of $59,947 for a total accrued related party salaries and payroll tax of $1,861,936 for the period from June 2015 until July 31, 2019.

Also, Mr. Michael Ward provided $40,100 directly to the company with an additional $26,725 owed to Mr. Ward for monies outlaid on behalf of the Company for a total loan amount of $87,903 which was netted for $85,674 payments received leaving a net due Mr. Ward $2,229 at July 31, 2018 which has decreased to $0 as of July 31, 2019. This resulted from additional $24,898 of expenses paid which increased the total amount due to $27,127 less repayments of $27,127 during the year ended July 31, 2019.

Additionally, White Boy Partnership, LLC, a company owned by the spouse of the CEO, provided an additional loan of $187,600 to 4Ward Resources, Inc. Repayments of $34,724 were made during the year ended July 31, 2018, which reduced the balance due to $152,876 as of July 31, 2018. Repayments of $152,876 were made during the year ended July 31, 2019, which reduced the balance due to $0 as of July 31, 2019.

Director Independence

As of July 31, 2019, the Company had three individuals serving on the Board of Directors. The Company is not currently a listed issuer and, as such, is not subject to any director independence standards using the definition of independence set forth in the Nasdaq Marketplace Rule 4200(a)(15).

ITEM 14. Principal Accountants Fees and Services

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s public accounting firm, MaloneBailey, LLP, for the audit and the reviews of the Company’s financial statements for the years ended July 31, 2018 and July 31, 2019, were $41,183 and $32,500 (subject to final adjustment), respectively.

Audit Related Fees

The Company incurred no fees during the last two fiscal years for assurance and related services by the Company’s principal accountant that were reasonably related to the performance of the audit or review of the Company’s financial statements, and not reported under “Audit Fees” above.

Tax Fees

During fiscal years 2018 and 2019, the Company incurred $3,500 and $3,500 (estimated subject to final adjustment), respectively, in fees for professional services rendered by the Company’s principal accountant for tax compliance, tax advice or tax planning.

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

The Company’s principal auditor and its affiliated firm completed all of the audit without the assistance of any other firms.

PART IV

ITEM 15. Exhibits

Exhibit Number	Description of Exhibit	Location of Exhibit
2.1	Articles of Merger (sub into parent/name change) dated November 7, 2016 incorporated by reference	10-K filed Nov. 30, 2017
2.2	Share Exchange Agreement between Mirage Energy Corp and Michael Ward dated January 24, 2017	8-K filed January 27, 2017
3.1	Articles of Incorporation incorporated by reference	S-1 filed October 24, 2014
3.2	Bylaws of Registrant incorporated by reference	S-1 filed October 24, 2014
3.3	Amendment to Bylaws of Registrant incorporated by reference	8-K filed August 12, 2016
3.4	Amendment to Articles of Incorporation (capital change) dated November 7, 2016 incorporated by reference	8-K filed November 11, 2016
10.1	Employment Agreement and Amendment for Michael Ward with 4Ward Resources, Inc. dated June 15, 2015	10-K filed Dec. 24, 2018
10.2	Employment Agreement for John Dosser with 4 Ward Resources, Inc. dated May 1, 2016	10-K filed Dec. 24, 2018
10.3	Employment Agreement for Patrick Dosser with 4 Ward Resources, Inc. dated May 1, 2016	10-K filed Dec. 24, 2018
10.4	Crown Bridge Partners, LLC Common Stock Warrant dated November 18, 2018	Filed herewith
14	Code of Ethics	10-K filed November 30, 2017
21	Subsidiaries of the registrant	Filed herewith
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Ward - CEO	Filed herewith
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Ward - CFO	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, M.R.Ward - CEO	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, M. R.Ward - CFO	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mirage Energy Corporation

Date: February 21, 2020		/s/ Michael R. Ward
	By:	Michael R. Ward
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: February 21, 2020		/s/ Michael R. Ward
	By:	Michael R. Ward
	Title:	Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 21, 2020		/s/ Michael R. Ward
	By:	Michael R. Ward
	Title:	Director

Date: February 21, 2020		/s/ Soll Sussman
	By:	Soll Sussman
	Title:	Director

/s/ Alejandro Amelio
	By:	Alejandro Amelio
	Title:	Director

