Form 10-Q
period 2019-10-31
Mirage Energy Corp
filed 2020-05-11
CIK 1623360

OMB APPROVAL
OMB Number: 3235-0070 Expires: October 31, 2021 Estimated average burden hours per response 190.42

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended October 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act: None

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: May 5, 2020 there were 428,806,640 shares of the Company’s common stock were issued and outstanding.

MIRAGE ENERGY CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2019

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s 10-K for the year ending July 31, 2019 filed with the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year ending July 31, 2020.

3

MIRAGE ENERGY CORPORATION

INDEX TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

October 31, 2019

MIRAGE ENERGY CORPORATION
Consolidated Balance Sheets

	October 31,	July 31,
	2019	2019
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$212,347	$70,456
Prepaid expenses	3,795	1,760
Total Current Assets	216,142	72,216

Property, plant and equipment, net	2,635	3,030

Other Assets
Deposits	6,921	6,921
Total Other Assets	6,921	6,921

TOTAL ASSETS	$225,698	$82,167

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$718,730	$660,352
Loan payable	127,844	127,844
Convertible debentures, net of unamortized discount	663,229	580,754
Accrued salaries and payroll taxes, related parties	1,852,875	1,861,936
Total Current Liabilities	3,362,678	3,230,886

Long-Term Liabilities
Loan payable	773	1,063
TOTAL LIABILITIES	3,363,451	3,230,886

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par value $0.001, 10,000,000 shares authorized, 10,000,000 shares issued and outstanding as of October 31, 2019 and July 31, 2019	10,000	10,000
Common stock, par value $0.001, 900,000,000 shares authorized, 417,413,478 shares issued and outstanding as of October 31, 2019; 406,886,489 shares issued and outstanding as of July 31, 2019	417,413	406,886
Additional paid-in capital	3,414,839	2,986,180
Accumulated deficit	(6,979,905)	(6,552,748)
Accumulated other comprehensive loss	(100)	(100)
TOTAL STOCKHOLDERS’ (DEFICIT)	(3,137,753)	(3,149,782)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$225,698	$82,167

The accompanying notes are an integral part of these consolidated financial statements.

MIRAGE ENERGY CORPORATION

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended
	October 31,
	2019	2018

OPERATING EXPENSES
General and administrative expenses	$262,975	$212,677
Professional fees	40,291	39,303
Total Operating Expenses	303,266	251,980

LOSS FROM OPERATIONS	(303,266)	(251,980)

OTHER EXPENSE
Interest expense	17,628	11,940
Change in fair value of convertible debt	106,263	142,976
Total Other Expense	123,891	154,916

LOSS BEFORE INCOME TAXES	(427,157)	(406,896)

NET LOSS	(427,157)	(406,896)

TOTAL COMPREHENSIVE LOSS	$(427,157)	$(406,896)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	411,501,009	349,799,576

The accompanying notes are an integral part of these consolidated financial statements.

MIRAGE ENERGY CORPORATION

Statement of Stockholders’ (Deficit)

(Unaudited)

For the Three Months Ended October 31, 2018

	Common Stock		Preferred Stock		Additional	Accumulated	Accumulated Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Earnings (Deficit)	Comprehensive Loss	Stockholders’ (Deficit)
Balance - July 31, 2018	342,628,540	$342,628	10,000,000	$10,000	$580,540	$(3,339,045)	$(100)	$(2,405,977)
Common shares issued for conversion of debt and interest	11,691,502	11,692	-	-	211,026	-	-	222,718
Net loss	-	-	-	-	-	(406,896)	-	(406,896)
Balance - October 31, 2018	354,320,042	$354,320	10,000,000	$10,000	$791,566	$(3,745,941)	$(100)	$(2,590,155)

For the Three Months Ended October 31, 2019

	Common Stock		Preferred Stock		Additional	Accumulated	Accumulated Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Earnings (Deficit)	Comprehensive Loss	Stockholders’ (Deficit)
Balance - July 31, 2019	406,886,489	$406,886	10,000,000	$10,000	$2,986,180	$(6,552,748)	$(100)	$(3,149,782)
Common shares issued for conversion of debt and interest	4,830,016	4,830	-	-	347,761	-	-	352,591
Sale of common stock	2,000,000	2,000	-	-	78,000	-	-	80,000
Common stock warrants issued and valued	-	-	-	-	6,595	-	-	6,595
Common shares issued for exercise of warrants	3,696,973	3,697	-	-	(3,697)	-	-	-
Net loss	-	-	-	-	-	(427,157)	-	(427,157)
Balance - October 31, 2019	417,413,478	$417,413	10,000,000	$10,000	$3,414,839	$(6,979,905)	$(100)	$(3,137,753)

.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MIRAGE ENERGY CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	October 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(427,157)	$(406,896)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation expense	395	395
Financing Fees	32,648	9,500
Loss on change in fair value of convertible debt	106,263	142,420
Changes in operating assets and liabilities:
Prepaid expenses	(2,035)	(389)
Accounts payable	66,663	84,411
Accrued expenses	5,250	2,580
Accrued salaries and payroll taxes, related parties	(9,061)	127,608
Net cash (used) in operating activities	(227,034)	(40,371)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan, related party	1,000	-
Repayments of loan, related party	(9,575)	(53,183)
Proceeds from sale of common stock	80,000	-
Proceeds from sale of convertible debt	297,500	91,500
Net cash provided by financing activities	368,925	38,317

Net increase (decrease) in cash	141,891	(2,054)

Cash and cash equivalents - beginning of period	70,456	13,480

Cash and cash equivalents - end of period	$212,347	$11,426

Supplemental Cash Flow Disclosures
Cash paid for interest	$134	$2,539

Supplemental Non-Cash Activity Disclosures
Expenses paid by shareholder	$8,575	$3,977
Stock issued for convertible interest	$31,778	$5,215
Stock issued for convertible debt	$320,813	$217,503
Cashless exercise of warrants	$3,697	$-
Proceeds from sale of convertible debt paid directly to vendor	$-	$10,500

The accompanying notes are an integral part of these consolidated financial statements.

MIRAGE ENERGY CORPORATION

Notes to the Consolidated Interim Financial Statements

October 31, 2019

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

Leases

In February 2016, the FASB issued guidance regarding the accounting for leases on Leases (“ASC 842”). The Company will adopt ASC 842 effective August 1, 2020 after electing to defer one year as an Emerging Growth Company which requires lessees to recognize right-of-use (“ROU”) assets and liabilities for leases with lease terms of more than twelve months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The term of the existing lease on the office premises ends June 30, 2022. Refer to Note 6 below for further information on this lease.

Net Income (Loss) Per Share of Common Stock

The Company has adopted ASC Topic 260, “Earnings per Share,” (“EPS”) which requires presentation of basic EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation. In the accompanying financial statements, income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to convertible debt, stock options and warrants for each year. In the period of net loss, diluted EPS calculation is not deemed necessary as the effect would be anti-dilutive.

As of October 31, 2019, and July 31, 2019, the Company has convertible notes with a total base principal of $121,500 and $53,000, respectively, which become convertible in 180 days. There is a potential for 5,143,512 shares if the principal of $121,500 were converted at October 31, 2019. These notes will have a dilutive effect on common stock for the quarter ended October 31, 2019. The Company has 10,000,000 shares of Mirage’s Series A Preferred Stock which possess 20 votes per share and are convertible into 200,000,000 common shares. As of October 31, 2019, the Company has two common stock purchase warrants open and they have not been exercised. For each warrant, there are 164,062 warrant shares issued and outstanding which upon exercise could potentially be 8,706,442 common stock shares.

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

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had a net loss of $427,157 and had net cash used in operations of $227,034 for the three months ended October 31, 2019 and had an accumulated deficit and working capital deficit of $6,979,905 and $3,146,536 at that date. The Company has not established an ongoing source of revenues sufficient to cover its operating cost and requires additional capital to commence its operating plan. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about its ability to continue as a going concern.

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

NOTE 4 - DEBT

As of October 31, 2019, the number of shares of common stock that can be issued for convertible debt as per Note 9 - Subsequent Events are 4,830,016. The other notes were not convertible at October 31, 2019. For the quarter ended October 31, 2019, there was a $106,263 loss on change in fair value of convertible debt.

A summary of debt at October 31, 2019 and July 31, 2019 is as follows:

	October 31,	July 31,
	2019	2019
Note, unsecured interest bearing at 2% per annum, due July 9, 2020.	$50,000	$50,000
Note, unsecured interest bearing at 7.5% per annum, due April 15, 2018. This was an accounts payable bill that was converted to a loan as per Note 7 - Commitments and Contingencies. This note is now in default as of April 16, 2018 and has a default interest of 17.5%.	77,844	77,844

Convertible debenture, unsecured, interest bearing at 12% per annum, issued June 12, 2018 in the amount of $18,000 with fees of $0 and cash proceeds of $18,000 which was paid directly to the vendor in the year ended July 31, 2018, convertible at December 9, 2018 with conversion price at a discount rate of 45% of market price which is the average of the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to the conversion date, maturity date of March 30, 2019. This note became convertible on December 9, 2018. This note defaulted on November 14, 2018 and a default penalty of $9,000 was added to the note for a total of $27,000 and incurred default interest rate of 22%. The convertible note had a net change in fair value of $23,093.

	50,093	54,702

Convertible debenture, unsecured, interest bearing at 10% per annum, issued November 13, 2018 in the aggregate principal amount of $105,000 and total cash proceeds of $90,000 to be funded in three (3) tranches. The principal sum due shall be prorated based on the consideration actually paid. For each tranche paid, the Company will have to provide 164,062 warrant shares for holder to purchase for a total of 492,186 warrants which are equal to 492,186 shares. During the 3rd Quarter Ended April 30, 2019, the second tranche of $35,000 was received with fees of $5,000 and cash proceeds of $30,000. The Holder shall have the right at any time to convert all or any part of outstanding and unpaid principal amount. The conversion price is the lessor of lowest traded price and lowest closing bid price with a 45% discount during the previous twenty-five (25) trading day period ending on the last complete trading day prior to the conversion dates, maturity date for first tranche of November 13, 2019. This note defaulted on November 14, 2018 and a default penalty of $17,500 was added to the first and second tranche for a total of $52,500 and incurred default interest rate of 15% for each. Also, an additional 25% discount for a total of 70% discount must be factored in the conversion price until this note is no longer outstanding. The Company received a notice of default dated May 23, 2019. During the 4th Quarter Ended July 31, 2019, $71,000 of the first tranche plus $5,250 in interest was converted and the Company issued 5,543,830 shares of common stock with a fair value of $401,538. During the conversion on Crown’s first tranche, $1,000 penalty was added on the first conversion date of 05/24/19 and a duplicate $17,500 penalty was converted by the final conversion date 07/31/19. During the 1st Quarter Ended October 31, 2019, the third and final tranche of $35,000 was received with fees of $5,000 and cash proceeds of $30,000. Also, $53,000 of the second tranche plus $5,250 in interest was converted on August 16, 2019 and the Company issued 4,830,016 shares of common stock with a fair value of $320,813. The first two tranches of the convertible note had a net change in fair value of $595,852.

	35,000	339,552
Convertible debenture, unsecured, interest bearing at 12% per annum, issued May 1, 2019 in the amount of $103,500 with fees of $3,500, cash proceeds of $100,000, convertible at October 28, 2019 with conversion price at a discount rate of 49% of market price which is the average of the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to the conversion date, maturity date of February 28, 2020. This note became convertible on October 28, 2019. The convertible note had a net change in fair value of $103,583.	207,083	103,500
Convertible debenture, unsecured, interest bearing at 12% per annum, issued June 27, 2019 in the amount of $83,000 with fees of $3,000, cash proceeds of $80,000, convertible at December 24, 2019 with conversion price at a discount rate of 49% of market price which is the average of the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to the conversion date, maturity date of April 15, 2020. This note becomes convertible on December 24, 2019.	83,000	83,000
Convertible debenture, unsecured, interest bearing at 12% per annum, issued August 12, 2019 in the amount of $73,000 with fees of $3,000, cash proceeds of $70,000, convertible at February 8, 2020 with conversion price at a discount rate of 49% of market price which is the average of the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to the conversion date, maturity date of May 30, 2020. This note becomes convertible on February 8, 2020.	73,000	-
Convertible debenture, unsecured, interest bearing at 12% per annum, issued September 24, 2019 in the amount of $55,000 with fees of $3,000, cash proceeds of $52,000, convertible at March 22, 2020 with conversion price at a discount rate of 49% of market price which is the average of the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to the conversion date, maturity date of July 15, 2020. This note becomes convertible on March 22, 2020.	55,000	-
Convertible debenture, unsecured, interest bearing at 8% per annum, issued September 12, 2019 in the amount of $82,500 with fees of $9,500 and cash proceeds of $73,000, convertible at March 10, 2020 with conversion price at a discount rate of 45% of market price which is the average of the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to conversion date;, maturity date of July 12, 2020. This note becomes convertible on March 10, 2020.	82,500	-
Convertible debenture, unsecured, interest bearing at 8% per annum, issued September 12, 2019 in the amount of $82,500 with fees of $9,500 and cash proceeds of $73,000, convertible at March 10, 2020 with conversion price at a discount rate of 45% of market price which is the average of the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to conversion date;, maturity date of July 12, 2020. This note becomes convertible on March 10, 2020.	82,500	-
Remaining unpaid portion due AT&T regarding cell phone installments	773	1,063
Total Debt	796,793	709,661
Less: Current Maturities	796,020	708,598
Total Long-Term Debt	$773	$1,063

NOTE 5 - RELATED PARTY TRANSACTIONS

As of October 31, 2019, the CEO and two other members of management and one other employee had earned accrued unpaid salary in the amount of $1,790,924. Accrued salaries of $1,790,924 combined with accrued payroll taxes of $61,951 for a total accrued related party salaries and payroll tax of $1,852,875 for the period from June 2015 until October 31, 2019.

Also, Mr. Michael Ward, President, provided $1,000 directly to the Company with an additional $8,575 owed for monies outlaid on behalf of the Company for a total loan amount of $9,575 which was netted for $9,575 in payments received leaving a net due Mr. Ward of $0 at October 31, 2019. During the year ended July 31, 2019, Mr. Ward had a previous balance due of $2,229 with an additional $24,898 of expenses paid which increased the total amount due to $27,127 less repayments of $27,127.

NOTE 6 – LEASES

On June 9, 2016, the Company entered into a Lease Agreement for its San Antonio, Texas office lease location. The Lease Period was for three (3) years beginning July 1, 2016. On July 1, 2019, the Company entered into a First Amendment to Lease Agreement at same location. The landlord continues to hold $6,921 as security which is to be returned at the end of the new lease. The new Lease Period is three (3) years beginning July 1, 2019. The Company shall pay as additional rent all other sums of money as shall become due and payable by them under this Lease. To date after four (4) months of this thirty-six (36) month lease, no such additional charges have been made. The Company has incurred rent expense in the amount of $21,100 and $83,974 for the quarter ended October 31, 2019 and July 31, 2019, respectively. Below is the schedule of rent for the remaining Lease term as of October 31, 2019.

Year Ending	Amount
July 31, 2020	$56,520
July 31, 2021	84,906
July 31, 2022	84,906

Total Remaining Base Rent	$226,332

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company committed to eighteen (18) months of Acquisition of Pipeline Rights of Way to Marcos y Asociados with a total amount of $77,844 which was due April 15, 2018 and not paid as of October 31, 2019. Interest will continue accruing after October 31, 2019 until it is paid.

From time to time the Company may become a party to litigation matters involving claims against the Company. Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 8 – EQUITY

During the three months ended October 31, 2019, the Company issued 4,830,016 shares of common stock for conversion of convertible notes on August 16, 2019 totaling $58,250 with a fair value of $320,813 for the debt and a fair value of $31,778 for the interest totaling $352,591.

Also, the Company issued 3,696,973 shares of common stock as a cashless exercise of common stock warrants. On October 16, 2019, Crown Bridge Partners, LLC exercised the right to purchase 3,696,973 shares of common stock per the Common Stock Warrant that was issued with November 13, 2018 note.

On August 5, 2019, Crown Bridge Partners, LLC funded a third tranche of $35,000 and in addition the Company will have to provide 164,062 warrant shares for holder to purchase.

In the month of October 2019, the Company sold 2,000,000 shares of common stock to investors for cash proceeds of $80,000.

 NOTE 9 - SUBSEQUENT EVENTS

The Company evaluated events occurring subsequent to October 31, 2019, identifying those that are required to be disclosed as follows:

In December 2019, a novel coronavirus disease (“COVID-19”) was reported and in January 2020, the World Health Organization (“WHO”) declared it a Public Health Emergency of International Concern. On February 28, 2020, the WHO raised its assessment of the COVID-19 threat from high to very high at a global level due to the continued increase in the number of cases and affected countries, and on March 11, 2020, the WHO characterized COVID-19 as a pandemic. While the Company did not incur significant disruptions to its operations during the first quarter of 2020 from COVID-19, it is unable at this time to predict the impact that COVID-19 will have on its business, financial position and operating results in future periods due to numerous uncertainties and is closely monitoring the impact of the pandemic on all aspects of its business.  Beginning April 1, 2020, it became more difficult to schedule business trips to Mexico for the purpose of continuing our efforts to complete final documentation for our Mexican projects as certain portions of the government were not available at all times due to the COVID-19.

In January 2020, the Company offered and sold 4,200,000 shares of common stock at $0.035 per share for $147,000.

On February 10, 2020, Crown Bridge Partners, LLC exercised the right to purchase 4,109,828 shares of common stock per the Common Stock Warrant, adjusted for dilution, that was issued with November 13, 2018 note.

In March 2020, the Company offered and sold 3,083,334 shares of common stock at $0.06 per share for $185,000.

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

Discussion and Analysis of Financial Condition and Results of Operations

Revenues

Three-month period ended October 31, 2019

For the three (3) month period ended October 31, 2019, we generated no revenue and incurred a net loss of $427,157.

Our net loss of $427,157 for the three (3) month period ended October 31, 2019 was the result of operating expenses of $303,266 and other expense (comprised of interest expense and change in fair value of convertible debt) of $123,891. Our operating expenses consisted of $262,975 in general and administrative expenses, and $40,291 in professional fees.

Three-month period ended October 31, 2018

For the three (3) month period ended October 31, 2018, we generated no revenue and incurred a net loss of $406,896.

Our net loss of $406,896 for the three (3) month period ended October 31, 2018 was the result of operating expenses of $251,980 and other expense (comprised of interest expense and change in fair value of convertible debt) of $154,916. Our operating expenses consisted of $212,677 in general and administrative expenses, and $39,303 in professional fees.

Costs and Expenses

Our primary costs going forward are related to travel, professional fees, legal fees, financing fees and salaries and related payroll taxes associated with our proposed pipeline and natural gas storage activities in Mexico.

Three month period ended October 31, 2019 and 2018

For the three (3) months ended October 31, 2019, we had $262,975 in general and administrative expenses compared to $212,677 in general and administrative expenses for the three (3) months ended October 31, 2018. The $50,298 increase in general and administrative expenses was primarily the result of spending related to consulting fees, financing fees, travel and entertainment and to a decrease in executive compensation during the three (3) months ended October 31, 2019.

The professional fees for the three (3) months ending October 31, 2019 and October 31, 2018 were $40,291 and $39,303, respectively. The $988 increase was primarily related to increases in audit fees and to decreases in legal fees.

The executive compensation for the three (3) months ending October 31, 2019 and October 31, 2018 was $92,000 and $116,500 respectively. The difference was due to decrease in salaries because one executive left as of yearend July 31, 2019.

Liquidity and Capital Resources

Cash Flows

Operating Activities

For the three (3) month period ended October 31, 2019, net cash used in operating activities was $227,034. The negative cash flow for the three (3) months ended October 31, 2019 related to our net loss of $427,157, a decrease in prepaid expenses of $2,035, adjusted for $32,648 in financing fees, adjusted for depreciation of $395, a change of $106,263 in convertible debt due to fair market value, an increase of $66,663 in accounts payable, an increase of $5,250 in accrued expenses and an decrease of $9,061 in accrued salaries and payroll taxes – related parties.

For the three (3) month period ended October 31, 2018, net cash used in operating activities was $40,371. The negative cash flow for the three (3) months ended October 31, 2019 related to our net loss of $406,896, a decrease in prepaid expenses of $389, adjusted for $9,500 in financing fees, adjusted for depreciation of $395, a change of $142,420 in convertible debt due to fair market value, an increase of $84,411 in accounts payable, an increase of $2,580 in accrued expenses and an increase of $127,608 in accrued salaries and payroll taxes – related parties.

Investing Activities

For the three (3) months ended October 31, 2019 net cash used in investing activities was nil.

For the three (3) months ended October 31, 2018 net cash used in investing activities was nil.

Financing Activities

For the three (3) months ended October 31, 2019, net cash provided from financing activities was $368,925. The positive cash flow from financing activities for such period was comprised of an increase in loans payable from related parties, proceeds from sale of common stock, and proceeds from sale of convertible debenture.

For the three (3) months ended October 31, 2018, net cash provided from financing activities was $38,317. The positive cash flow from financing activities for such period was comprised of an increase in loans payable from related parties, proceeds from sale of common stock, and proceeds from a long-term loan and convertible debenture.

Liquidity

To date, we have funded our operations primarily with capital provided and loans provided by related parties, accruing of salaries and accounts payable. We do not currently have commitments regarding fixed costs.

As of October 31, 2019, Mirage Energy Corporation had $212,347 in cash on hand and prepaid expenses of $3,795. Since Mirage Energy Corporation was unable to reasonably project its future revenue, it must presume that it will not generate any revenue during the next twelve (12) to twenty-four (24) months. We therefore will need to obtain additional debt or equity funding in the next two (2) – three (3) months, but there can be no assurances that such funding will be available to us in sufficient amounts or on reasonable terms.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended October 31, 2019, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material legal proceedings pending against the Company to the knowledge of management.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ending October 31, 2019, the Company sold 2,000,000 shares of common stock to nine (9) accredited investors for cash proceeds of $80,000.

The Shares were not registered under the Securities Act of 1933, as amended (the “Securities Act”), and were in each case offered, sold and issued in reliance upon the exemption from registration provided by Section 4 (a) (2) of the Securities Act, as a transaction by an issuer not involving a public offering, and Rule 506 of Regulation D promulgated thereunder and Regulation S.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Debt Financing Matters:

On August 5, 2019, Crown Bridge Partners, LLC funded a third tranche of $35,000 and in addition the Company will have to provide 164,062 warrant shares for holder to purchase.

On August 12, 2019, the Company entered into a Securities Purchase Agreement with Power Up Lending Group Ltd. to issue a convertible note in the principal amount of $73,000, with unsecured, interest bearing at 12% per annum and a maturity date of May 30, 2020.On August 16, 2019, Crown Bridge Partners, LLC converted principal in the amount of $53,000 consisting of $52,500 of principal and $500 of fees plus interest of $5,250 for 4,830,016 shares of common stock on the second tranche of $35,000 of the note that was issued November 13, 2018 in the aggregate principal amount of $105,000 to be funded in three (3) tranches and the second tranche defaulted with a penalty of $17,500.

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

Press Release Disclosure Update:

On March 16, 2020, the Company issued a press release stating that it had signed an agreement with Northern Hemisphere Logistics (“NHL”) for a 30% participation interest in the development of the Isthmus Corridor Project, the “Project”. The agreement, which was an assignment agreement, has not been performed and legal consideration has not been exchanged. To date, NHL has not acquired any rights in this proposed Project, and therefore, the Company’s rights to participate have not matured into any material value. Effective May 4, 2020, the Assignment Agreement was rescinded.

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

Date: May 11, 2020

Mirage Energy Corporation

(Registrant)

By:	/s/ Michael R. Ward	/s/ Michael R. Ward
	Michael R. Ward	Michael R. Ward
	Chief Executive Officer (Principal Executive Officer)	Chief Financial Officer (Principal Accounting Officer)

