Form 10-Q
period 2020-01-31
Mirage Energy Corp
filed 2020-07-10
CIK 1623360

OMB APPROVAL
OMB Number: 3235-0070 Expires: October 31, 2021 Estimated average burden hours per response 190.42

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended January 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.) Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: July 7, 2020, there were 448,337,254 shares of the Company’s common stock were issued and outstanding.

MIRAGE ENERGY CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2020

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

3

MIRAGE ENERGY CORPORATION

INDEX TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

January 31, 2020

MIRAGE ENERGY CORPORATION
Consolidated Balance Sheets

	January 31,	July 31,
	2020	2019
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$104,005	$70,456
Prepaid expenses	1,867	1,760
Total Current Assets	105,872	72,216

Property, plant and equipment, net	2,239	3,030

Other Assets
Deposits	6,921	6,921
Total Other Assets	6,921	6,921

TOTAL ASSETS	$115,032	$82,167

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$770,816	$660,352
Loan payable	127,844	127,844
Convertible debentures, net of unamortized discount	1,167,963	580,754
Accrued salaries and payroll taxes, related parties	1,804,945	1,861,936
Total Current Liabilities	3,871,568	3,230,886

Long-Term Liabilities
Loan payable	1,256	1,063
TOTAL LIABILITIES	3,872,824	3,231,949

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par value $0.001, 10,000,000 shares authorized, 10,000,000 shares issued and outstanding as of January 31, 2020 and July 31, 2019	10,000	10,000
Common stock, par value $0.001, 900,000,000 shares authorized, 421,613,478 shares issued and outstanding as of January 31, 2020; 406,886,489 shares issued and outstanding as of July 31, 2019	421,613	406,886
Additional paid-in capital	3,557,639	2,986,180
Accumulated deficit	(7,746,944)	(6,552,748)
Accumulated other comprehensive loss	(100)	(100)
TOTAL STOCKHOLDERS’ (DEFICIT)	(3,757,792)	(3,149,782)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$115,032	$82,167

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MIRAGE ENERGY CORPORATION

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2020	2019	2020	2019

OPERATING EXPENSES
General and administrative expenses	$222,983	$222,004	$485,958	$434,681
Professional fees	15,555	15,387	55,846	54,690
Total Operating Expenses	238,538	237,391	541,804	489,371

LOSS BEFORE OPERATIONS	(238,538)	(237,391)	(541,804)	(489,371)

OTHER EXPENSE
Interest expense	25,416	20,878	43,044	32,816
Change in fair value of convertible debt	503,085	1,834,336	609,348	1,977,313
Penalty on convertible debt	-	267,250	-	267,250
Total Other Expense	528,501	2,122,464	652,392	2,277,379

LOSS BEFORE INCOME TAXES	(767,039)	(2,359,855)	(1,194,196)	(2,766,750)

NET LOSS	(767,039)	(2,359,855)	(1,194,196)	(2,766,750)

TOTAL COMPREHENSIVE LOSS	$(767,039)	$(2,359,855)	$(1,194,196)	$(2,766,750)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.01)	$(0.00)	$(0.01)
Basic and Diluted Weighted Average Common Shares Outstanding	417,852,298	354,817,868	414,896,063	352,557,635

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MIRAGE ENERGY CORPORATION

Statements of Stockholders’ (Deficit)

(Unaudited)

For the Six Months Ended January 31, 2019

							Accumulated
	Common Stock		Preferred Stock		Additional		Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated (Deficit)	Comprehensive Loss	Stockholders’ (Deficit)

Balance - July 31, 2018	342,628,540	$342,628	10,000,000	$10,000	$580,540	$(3,339,045)	$(100)	$(2,405,977)
Common shares issued for conversion of debt and interest	11,691,502	11,692	-	-	211,026	-	-	222,718
Net loss	-	-	-	-	-	(406,896)	-	(406,896)
Balance - October 31, 2018	354,320,042	$354,320	10,000,000	$10,000	$791,566	$(3,745,941)	$(100)	$(2,590,155)
Sale of common stock	5,000,000	5,000	-	-	120,000	-	-	125,000
Net loss	-	-	-	-	-	(2,359,855)	-	(2,359,855)
Balance – January 31, 2019	359,320,042	$359,320	10,000,000	$10,000	$911,566	$(6,105,795)	$(100)	$(4,825,009)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

For the Six Months Ended January 31, 2020

	Common Stock		Preferred Stock		Additional	Accumulated	Accumulated Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Earnings (Deficit)	Comprehensive Loss	Stockholders’ (Deficit)
Balance - July 31, 2019	406,886,489	$406,886	10,000,000	$10,000	$2,986,180	$(6,552,748)	$(100)	$(3,149,782)
Common shares issued for conversion of debt and interest	4,830,016	4,830	-	-	347,761	-	-	352,591
Sale of common stock	2,000,000	2,000	-	-	78,000	-	-	80,000
Common stock warrants issued and valued	-	-	-	-	6,595	-	-	6,595
Common shares issued for exercise of warrants	3,696,973	3,697	-	-	(3,697)	-	-	-
Net loss	-	-	-	-	-	(427,157)	-	(427,157)
Balance - October 31, 2019	417,413,478	$417,413	10,000,000	$10,000	$3,414,839	$(6,979,905)	$(100)	$(3,137,753)
Sale of common stock	4,200,000	4,200	-	-	142,800	-	-	147,000
Net loss	-	-	-	-	-	(767,039)	-	(767,039)
Balance - January 31, 2020	421,613,478	$421,613	10,000,000	$10,000	$3,557,639	$(7,746,944)	$(100)	$(3,757,792)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MIRAGE ENERGY CORPORATION

Consolidated Statement of Cash Flows

(Unaudited)

	Six Months Ended
	January 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(1,194,196)	$(2,766,750)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation expense	791	790
Financing Fees	34,298	16,500
Loss on change in fair value of convertible debt	609,347	1,976,755
Penalty on convertible debt	-	267,250
Expenses paid by shareholder	16,611	8,815
Changes in operating assets and liabilities
Prepaid expenses	(107)	289
Accounts payable	110,657	159,061
Accrued expenses	5,250	2,580
Accrued salaries and payroll taxes, related parties	(56,991)	256,054
Net cash (used) in operating activities	(474,340)	(78,656)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan, related party	1,000	-
Repayment of loan, related party	(17,611)	(115,023)
Proceeds from sale of common stock	227,000	125,000
Proceeds from sale of convertible debt	297,500	122,000
Net cash provided by financing activities	507,889	131,977

Net increase in cash	33,549	53,321

Cash and cash equivalents - beginning of period	70,456	13,480

Cash and cash equivalents - end of period	$104,005	$66,801

Supplemental Cash Flow Disclosures
Cash paid for interest	$134	$1,113

Supplemental Non-Cash Activity Disclosures
Stock issued for convertible interest	$31,778	$5,215
Stock issued for convertible debt	$320,813	$217,503
Cashless exercise of warrants	$3,697	$-
Proceeds from sale of convertible debt paid directly to vendor	$-	$20,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MIRAGE ENERGY CORPORATION

Notes to the Consolidated Interim Financial Statements

January 31, 2020

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

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s 10-K filed with the Securities and Exchange Commission on February 24, 2020.

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

As of January 31, 2020, and July 31, 2019, the Company has convertible notes with a total base principal of $239,500 and $53,000, respectively, which become convertible in 180 days. There is a potential for 9,758,449 shares if the principal of $239,500 was converted on January 31, 2020. These notes will have a dilutive effect on common stock for the quarter ended January 31, 2020. The Company has 10,000,000 shares of Mirage’s Series A Preferred Stock which possess 20 votes per share and are convertible into 200,000,000 common shares. As of January 31, 2020, the Company has two common stock purchase warrants open and they have not been exercised. For each warrant, there are 164,062 warrant shares issued and outstanding which upon exercise could potentially be 8,706,442 common stock shares.

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

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had a net loss of $1,194,196 and had net cash used in operations of $474,340 for the six months ended January 31, 2020 and had an accumulated deficit and working capital deficit of $7,746,944 and $3,765,696 at that date. The Company has not established an ongoing source of revenues sufficient to cover its operating cost and requires additional capital to commence its operating plan. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about its ability to continue as a going concern.

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

NOTE 4 – DEBT

As of January 31, 2020, the number of shares of common stock that can be issued for convertible debt as per Note 9 - Subsequent Events are 11,855,614. The other notes that were convertible at January 31, 2020 has not been converted. For the six months ended January 31, 2020, there was a $609,347 loss on change in fair value of convertible debt.

A summary of debt at January 31, 2020 and July 31, 2019 is as follows:

	Jan. 31,	July 31,
	2020	2019
Note, unsecured interest bearing at 2% per annum, due July 9, 2020.	50,000	50,000
Note, unsecured interest bearing at 7.5% per annum, due April 15, 2018. This was an accounts payable bill that was converted to a loan as per Note 7 - Commitments and Contingencies. This note is now in default as of April 16, 2018 and has a default interest of 17.5%.	77,844	77,844

Convertible debenture, unsecured, interest bearing at 12% per annum, issued June 12, 2018 in the amount of $18,000 with fees of $0 and cash proceeds of $18,000 which was paid directly to the vendor in the year ended July 31, 2018, convertible at December 9, 2018 with conversion price at a discount rate of 45% of market price which is the average of the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to the conversion date, maturity date of March 30, 2019. This note became convertible on December 9, 2018. This note defaulted on November 14, 2018 and a default penalty of $9,000 was added to the note for a total of $27,000 and incurred default interest rate of 22%. The convertible note had a net change in fair value of $61,541.

	88,541	54,702

Convertible debenture, unsecured, interest bearing at 10% per annum, issued November 13, 2018 in the aggregate principal amount of $105,000 and total cash proceeds of $90,000 to be funded in three (3) tranches. The principal sum due shall be prorated based on the consideration actually paid. For each tranche paid, the Company will have to provide 164,062 warrant shares for holder to purchase for a total of 492,186 warrants which are equal to 492,186 shares. During the 3rd Quarter ended April 30, 2019, the second tranche of $35,000 was received with fees of $5,000 and cash proceeds of $30,000. The Holder shall have the right at any time to convert all or any part of outstanding and unpaid principal amount. The conversion price is the lessor of lowest traded price and lowest closing bid price with a 45% discount during the previous twenty-five (25) trading day period ending on the last complete trading day prior to the conversion dates, maturity date for first tranche of November 13, 2019. This note defaulted on November 14, 2018 and a default penalty of $17,500 was added to the first and second tranche for a total of $52,500 and incurred default interest rate of 15% for each. Also, an additional 25% discount for a total of 70% discount must be factored in the conversion price until this note is no longer outstanding. The Company received a notice of default dated May 23, 2019. During the 4th Quarter ended July 31, 2019, $71,000 of the first tranche plus $5,250 in interest was converted and the Company issued 5,543,830 shares of common stock with a fair value of $401,538. During the conversion on Crown’s first tranche, $1,000 penalty was added on the first conversion date of 05/24/19 and a duplicate $17,500 penalty was converted by the final conversion date 07/31/19. During the 1st Quarter ended October 31, 2019, the third and final tranche of $35,000 was received with fees of $5,000 and cash proceeds of $30,000. Also, $53,000 of the second tranche plus $5,250 in interest was converted on August 16, 2019 and the Company issued 4,830,016 shares of common stock with a fair value of $320,813. The first two tranches of the convertible note had a net change in fair value of $595,852. The third tranche became convertible on January 27, 2020 and had a net change in fair value of $95,165.

	130,165	339,552
Convertible debenture, unsecured, interest bearing at 12% per annum, issued May 1, 2019 in the amount of $103,500 with fees of $3,500, cash proceeds of $100,000, convertible at October 28, 2019 with conversion price at a discount rate of 49% of market price which is the average of the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to the conversion date, maturity date of February 28, 2020. This note became convertible on October 28, 2019. The convertible note had a net change in fair value of $262,526.	366,026	103,500

Convertible debenture, unsecured, interest bearing at 12% per annum, issued June 27, 2019 in the amount of $83,000 with fees of $3,000, cash proceeds of $80,000, convertible at December 24, 2019 with conversion price at a discount rate of 49% of market price which is the average of the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to the conversion date, maturity date of April 15, 2020. This note became convertible on December 24, 2019. The convertible note had a net change in fair value of $210,528.	293,528	83,000
Convertible debenture, unsecured, interest bearing at 12% per annum, issued August 12, 2019 in the amount of $73,000 with fees of $3,000, cash proceeds of $70,000, convertible at February 8, 2020 with conversion price at a discount rate of 49% of market price which is the average of the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to the conversion date, maturity date of May 30, 2020. This note becomes convertible on February 8, 2020.	73,000	-
Convertible debenture, unsecured, interest bearing at 12% per annum, issued September 24, 2019 in the amount of $55,000 with fees of $3,000, cash proceeds of $52,000, convertible at March 22, 2020 with conversion price at a discount rate of 49% of market price which is the average of the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to the conversion date, maturity date of July 15, 2020. This note becomes convertible on March 22, 2020.	55,000	-
Convertible debenture, unsecured, interest bearing at 8% per annum, issued September 12, 2019 in the amount of $82,500 with fees of $9,500 and cash proceeds of $73,000, convertible at March 10, 2020 with conversion price at a discount rate of 45% of market price which is the average of the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to conversion date;, maturity date of July 12, 2020. This note becomes convertible on March 10, 2020.	82,500	-
Convertible debenture, unsecured, interest bearing at 8% per annum, issued September 12, 2019 in the amount of $82,500 with fees of $9,500 and cash proceeds of $73,000, convertible at March 10, 2020 with conversion price at a discount rate of 45% of market price which is the average of the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to conversion date;, maturity date of July 12, 2020. This note becomes convertible on March 10, 2020.	82,500	-
Remaining unpaid portion due AT&T regarding cell phone installments	1,256	1,063
Total Debt	1,300,360	709,661
Less: Current Maturities	1,299,104	708,598
Total Long-Term Debt	$1,256	$1,063

NOTE 5 - RELATED PARTY TRANSACTIONS

As of January 31, 2020, the CEO and two other members of management and one other employee had earned accrued unpaid salary in the amount of 1,740,991. Accrued salaries of $1,740,991 combined with accrued payroll taxes of $63,954 for a total accrued related party salaries and payroll tax of $1,804,945 for the period from June 2015 until January 31, 2020.

Also, Mr. Michael Ward, President, provided $1,000 directly to the Company with an additional $16,611 owed for monies outlaid on behalf of the Company for a total loan amount of $17,611 which was netted for $17,611 in payments received leaving a net due Mr. Ward of $0 at January 31, 2020. During the year ended July 31, 2019, Mr. Ward had a previous balance due of $2,229 with an additional $24,898 of expenses paid which increased the total amount due to $27,127 less repayments of $27,127.

NOTE 6 – LEASES

On June 9, 2016, the Company entered into a Lease Agreement for its San Antonio, Texas office lease location. The Lease Period was for three (3) years beginning July 1, 2016. On July 1, 2019, the Company entered into a First Amendment to Lease Agreement at same location. The landlord continues to hold $6,921 as security which is to be returned at the end of the new lease. The new Lease Period is three (3) years beginning July 1, 2019. The Company shall pay as additional rent all other sums of money as shall become due and payable by them under this Lease. To date after seven (7) months of this thirty-six (36) month lease, no such additional charges have been made. The Company has incurred rent expense in the amount of $42,243 and $83,974 for the six months ended January 31, 2020 and for the year ended July 31, 2019, respectively. Below is the schedule of rent for the remaining Lease term as of January 31, 2020.

Year Ending	Amount
July 31, 2020	$35,377
July 31, 2021	84,906
July 31, 2022	84,906

Total Remaining Base Rent	$205,189

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company committed to eighteen (18) months of Acquisition of Pipeline Rights of Way to Marcos y Asociados with a total amount of $77,844 which was due April 15, 2018 and not paid as of January 31, 2020. Interest will continue accruing after January 31, 2020 until it is paid.

From time to time the Company may become a party to litigation matters involving claims against the Company. Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 8 – EQUITY

During the six months ended January 31, 2020, the Company issued 4,830,016 shares of common stock for conversion of convertible notes on August 16, 2019 totaling $58,250 with a fair value of $320,813 for the debt and a fair value of $31,778 for the interest totaling $352,591.

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

For the six months ended January 31, 2019, the Company sold 6,200,000 shares of common stock to investors for cash proceeds of $227,000.

NOTE 9 – SUBSEQUENT EVENTS

The Company evaluated events occurring subsequent to January 31, 2020, identifying those that are required to be disclosed as follows:

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

In May 2020, Power Up Lending Group Ltd. converted the principal amount of the $103,500 note issued May 1, 2019 that was defaulted to $155,250 along with $6,210 of accrued interest for 5,919,247 shares of common stock.

In June 2020, the Company offered and sold 7,675,000 shares of common stock at $0.04 per share for $307,000.

In June 2020, Power Up Lending Group Ltd. converted the principal amount of the $83,000 note issued June 27, 2019 that was defaulted to $124,000 along with $14,767 of accrued interest for 5,936,367 shares of common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Except for historical information, this report contains certain forward-looking statements. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the “Current Business” and “Risk Factors” sections in our 10-K for the year ended July 31, 2019, as filed on February 24, 2020. You should carefully review the risks described in our documents we file from time to time with the Securities and Exchange Commission (“SEC”). You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

On June 11, 2020, the Company received a financing Term Sheet from Bluebell International, LLC (BBI) for $4 Billion plus an interest reserve and payment of Closing Costs. The equity would split with Mirage owning 25% after closing. Mirage would have no payment obligation regarding any of the $4 Billion loan. Mirage would be responsible for construction and after construction management.

The Projects which will be initially developed include:

•	Mirage 1 - Burgos Hub Storage & Gas Pipeline (natural gas)
“Brasil Field” is the gas storage facility “Concho Line” “Progreso Line” “Progreso Crossing” “Storage Line” (pipeline running from Corpus Christi, TX to the Brasil Field storage facility)

•	Mirage 2 - 48-inch Pipeline Rehabilitation (natural gas)
Pipeline running from Reynosa, Mexico to Nuevo

•	Mirage 3 - 30-inch and 48-inch Pipeline Rehabilitation (crude oil)
Bi-directional transport of crude oil across the Tehuantepec Isthmus of Mexico

BBI is completing its Due Diligence activities prior to a Final Closing.

Discussion and Analysis of Financial Condition and Results of Operations

Revenues

Three month period ended January 31, 2020

For the three (3) month period ended January 31, 2020, we generated no revenue and incurred a net loss of $767,039.

Our net loss of $767,039 for the three (3) month period ended January 31, 2020 was the result of operating expenses of $238,538 and other expense (comprised of interest expense and change in fair value of convertible debt) of $528,501. Our operating expenses consisted of $222,983 in general and administrative expenses, and $15,555 in professional fees.

Three month period ended January 31, 2019

For the three (3) month period ended January 31, 2019, we generated no revenue and incurred a net loss of $2,359,855.

Our net loss of $2,359,855 for the three (3) month period ended January 31, 2020 was the result of operating expenses of $237,391 and other expense (comprised of interest expense and change in fair value of convertible debt) of $2,122,464. Our operating expenses consisted of $222,004 in general and administrative expenses, and $15,387 in professional fees.

Costs and Expenses

Our primary costs going forward are related to travel, professional fees, legal fees, financing fees and salaries and related payroll taxes associated with our proposed pipeline and natural gas storage activities in Mexico.

Three month period ended January 31, 2020 and 2019

For the three (3) months ended January 31, 2020, we had $222,983 in general and administrative expenses compared to $222,004 in general and administrative expenses for the three (3) months ended January 31, 2019. The $979 increase in general and administrative expenses was primarily the result of spending increase in travel and entertainment and spending decrease in financing fees and executive compensation during the three (3) months ended January 31, 2020.

The professional fees for the three (3) months ending January 31, 2020 and January 31, 2019 were $15,555 and $15,387, respectively. The $168 increase was primarily related to same spending for legal, audit and transfer agent fees.

The executive compensation for the three (3) months ending January 31, 2020 and January 31, 2019 was $92,000 and $116,500 respectively. The difference was due to a decrease in salaries because one executive left as of the year ended July 31, 2019.

Six month period ended January 31, 2020 and 2019

For the six (6) months ended January 31, 2020, we had $485,958 in general and administrative expenses compared to $434,681 in general and administrative expenses for the six (6) months ended January 31, 2019. The $51,277 increase in general and administrative expenses was primarily the result of spending increase in travel and entertainment, an increase in financing fees, an increase in consulting fees and a decrease in executive compensation during the six (6) months ended January 31, 2020.

The professional fees for the six (6) months ending January 31, 2020 and January 31, 2019 were $55,846 and $54,690, respectively. The $1,156 increase was primarily related to a spending increase for audit fees, a decrease in legal fees, a decrease in tax preparation fees and an increase in transfer agent fees.

The executive compensation for the six (6) months ending January 31, 2020 and January 31, 2019 was $274,000 and $323,00 respectively. The difference was due to a decrease in salaries because one executive left as of the year ended July 31, 2019.

Liquidity and Capital Resources

Cash Flows

Operating Activities

For the six (6) month period ended January 31, 2020, net cash used in operating activities was $474,340. The negative cash flow for the six (6) months ended January 31, 2020 related to our net loss of $1,194,196, an decrease in prepaid expenses of $107, an increase of expenses paid by shareholder of $16,611, adjusted for $34,298 in financing fees, adjusted for depreciation of $791, a change of $609,347 in convertible debt due to fair market value, an increase of $110,657 in accounts payable, an increase of $5,250 in accrued expenses and an decrease of $56,991 in accrued salaries and payroll taxes – related parties.

For the six (6) month period ended January 31, 2019, net cash used in operating activities was $78,656. The negative cash flow for the six (6) months ended January 31, 2019 related to our net loss of $2,766,750, an increase in prepaid expenses of $289, an increase of expenses paid by shareholder of $8,815, an increase of $267,250 in convertible debt due to default, adjusted for $16,500 in financing fees, adjusted for depreciation of $790, a change of $1,976,755 in convertible debt due to fair market value, an increase of $159,061 in accounts payable, an increase of $2,580 in accrued expenses and an increase of $256,054 in accrued salaries and payroll taxes – related parties.

Investing Activities

For the six (6) months ended January 31, 2020 net cash used in investing activities was nil.

For the six (6) months ended January 31, 2019 net cash used in investing activities was nil.

Financing Activities

For the six (6) months ended January 31, 2020, net cash provided from financing activities was $507,889. The positive cash flow from financing activities for such period was comprised of proceeds from sale of common stock, proceeds from loan by related party and proceeds from convertible debentures.

For the six (6) months ended January 31, 2019, net cash provided from financing activities was $131,977. The positive cash flow from financing activities for such period was comprised of proceeds from sale of common stock and proceeds from convertible debentures.

Liquidity

To date, we have funded our operations primarily with capital provided and loans provided by related parties, accruing of salaries and accounts payable, sales of common stock and convertible debentures. We do not currently have commitments regarding fixed costs.

As of January 31, 2020, Mirage Energy Corporation had $104,005 in cash on hand and prepaid expenses of $1,867. Since Mirage Energy Corporation was unable to reasonably project its future revenue, it must presume that it will not generate any revenue during the next twelve (12) to twenty-four (24) months. We therefore will need to obtain additional debt or equity funding in the next two (2) – three (3) months, but there can be no assurances that such funding will be available to us in sufficient amounts or on reasonable terms.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended January 31, 2020, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material legal proceedings pending against the Company to the knowledge of management.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ending October 31, 2019, the Company sold 2,000,000 shares of common stock to nine (9) accredited investors for cash proceeds of $80,000.

In June 2020, the Company offered and sold 7,675,000 shares of common stock at $0.04 per share for $307,000.

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

Date: July 10, 2020

Mirage Energy Corporation

(Registrant)

By:	/s/ Michael R. Ward	/s/ Michael R. Ward
	Michael R. Ward	Michael R. Ward
	Chief Executive Officer (Principal Executive Officer)	Chief Financial Officer (Principal Accounting Officer)

