Form 10-Q
period 2020-04-30
Mirage Energy Corp
filed 2020-08-03
CIK 1623360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended April 30, 2020

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

Securities registered pursuant to Section 12(b) of the Act: None

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: July 27, 2020 there were 462,230,684 shares of the Company’s common stock were issued and outstanding.

MIRAGE ENERGY CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2020

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

3

MIRAGE ENERGY CORPORATION

INDEX TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

April 30, 2020

MIRAGE ENERGY CORPORATION
Consolidated Balance Sheets

	April 30,	July 31,
	2020	2019
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$75,306	$70,456
Prepaid expenses	8,338	1,760
Total Current Assets	83,644	72,216

Property, plant and equipment, net	1,844	3,030

Other Assets
Deposits	6,921	6,921
Total Other Assets	6,921	6,921

TOTAL ASSETS	$92,409	$82,167

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$859,490	$660,352
Loan payable	127,844	127,844
Convertible debentures, net of unamortized discount	1,553,637	580,754
Accrued salaries and payroll taxes, related parties	1,782,792	1,861,936
Total Current Liabilities	4,323,763	3,230,886

Long-Term Liabilities
Loan payable	822	1,063
TOTAL LIABILITIES	4,324,585	3,231,949

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par value $0.001, 10,000,000 shares authorized, 10,000,000 shares issued and outstanding as of April 30, 2020 and July 31, 2019	10,000	10,000
Common stock, par value $0.001, 900,000,000 shares authorized, 428,806,640 shares issued and outstanding as of April 30, 2020; 342,628,540 shares issued and outstanding as of July 31, 2019	428,806	406,886
Additional paid-in capital	3,735,446	2,986,180
Accumulated deficit	(8,406,328)	(6,552,748)
Accumulated other comprehensive loss	(100)	(100)
TOTAL STOCKHOLDERS’ (DEFICIT)	(4,232,176)	(3,149,782)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$92,409	$82,167

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MIRAGE ENERGY CORPORATION

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2020	2019	2020	2019

OPERATING EXPENSES
General and administrative expenses	$235,056	$220,655	$721,014	$655,336
Professional fees	13,717	24,907	69,563	79,597
Total Operating Expenses	248,773	245,562	790,577	734,933

LOSS BEFORE OPERATIONS	(248,773)	(245,562)	(790,577)	(734,933)

OTHER EXPENSE (INCOME)
Interest expense	26,586	39,557	69,630	37,036
Change in fair value of convertible debt	69,392	(953,852)	678,739	1,058,798
Penalty on convertible debt	314,633	-	314,634	267,250
Total Other Expense (Income)	410,611	(914,295)	1,063,003	1,363,084

INCOME (LOSS) BEFORE INCOME TAXES	(659,384)	668,733	(1,853,580)	(2,098,017)

NET INCOME (LOSS)	(659,384)	668,733	(1,853,580)	(2,098,017)

TOTAL COMPREHENSIVE INCOME (LOSS)	$(659,384)	$668,733	$(1,853,580)	$(2,098,017)

Basic Income (Loss) per Common Share	$0.00	$0.00	$(0.00)	$(0.01)
Weighted Average Common Shares Outstanding, Basic	423,375,776	367,662,091	418,864,811	363,104,279
Diluted Income (Loss) per Common Share	$0.00	$0.00	$(0.00)	$(0.01)
Weighted Average Common Shares Outstanding, Diluted	423,375,776	369,364,648	418,864,811	363,104,279

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MIRAGE ENERGY CORPORATION

Statement of Stockholders’ (Deficit)

(Unaudited)

For the Nine Months Ended April 30, 2019

							Accumulated
	Common Stock		Preferred Stock		Additional		Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated (Deficit)	Comprehensive Loss	Stockholders’ (Deficit)

Balance - July 31, 2018	342,628,540	$342,628	10,000,000	$10,000	$580,540	$(3,339,045)	$(100)	$(2,405,977)
Common shares issued for conversion of debt and interest	11,691,502	11,692	-	-	211,026	-	-	222,718
Net loss	-	-	-	-	-	(406,896)	-	(406,896)
Balance - October 31, 2018	354,320,042	$354,320	10,000,000	$10,000	$791,566	$(3,745,941)	$(100)	$(2,590,155)
Sale of common stock	5,000,000	5,000	-	-	120,000	-	-	125,000
Net loss	-	-	-	-	-	(2,359,854)	-	(2,359,855)
Balance – January 31, 2019	359,320,042	$359,320	10,000,000	$10,000	$911,566	$(6,105,795)	$(100)	$(4,825,009)
Sale of common stock	7,665,667	7,666	-	-	162,314	-	-	169,980
Common shares issued for conversion of debt and interest	27,423,618	27,423	-	-	1,091,477	-	-	1,118,900
Net income	-	-	-	-	-	668,732	-	668,732
Balance – April 30, 2019	394,409,327	$394,409	10,000,000	$10,000	$2,165,357	$(5,437,063)	$(100)	$(2,867,397)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

For the Nine Months Ended April 30, 2020

	Common Stock		Preferred Stock		Additional	Accumulated	Accumulated Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Earnings (Deficit)	Comprehensive Loss	Stockholders’ (Deficit)
Balance - July 31, 2019	406,886,489	$406,886	10,000,000	$10,000	$2,986,180	$(6,552,748)	$(100)	$(3,149,782)
Common shares issued for conversion of debt and interest	4,830,016	4,830	-	-	347,761	-	-	352,591
Sale of common stock	2,000,000	2,000	-	-	78,000	-	-	80,000
Common stock warrants issued and valued	-	-	-	-	6,595	-	-	6,595
Common shares issued for exercise of warrants	3,696,973	3,697	-	-	(3,697)	-	-	-
Net loss	-	-	-	-	-	(427,157)	-	(427,157)
Balance - October 31, 2019	417,413,478	$417,413	10,000,000	$10,000	$3,414,839	$(6,979,905)	$(100)	$(3,137,753)
Sale of common stock	4,200,000	4,200	-	-	142,800	-	-	147,000
Net loss	-	-	-	-	-	(767,039)	-	(767,039)
Balance - January 31, 2020	421,613,478	$421,613	10,000,000	$10,000	$3,557,639	$(7,746,944)	$(100)	$(3,757,792)
Sale of common stock	3,083,334	3,084	-	-	181,916	-	-	185,000
Common shares issued for exercise of warrants	4,109,828	4,109	-	-	(4,109)	-	-	-
Net loss	-	-	-	-	-	(659,384)	-	(659,384)
Balance – April 30, 2020	428,806,640	$428,806	10,000,000	$10,000	$3,735,447	$(8,406,328)	$(100)	$(4,232,176)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MIRAGE ENERGY CORPORATION

Consolidated Statement of Cash Flows

(Unaudited)

	Nine Months Ended
	April 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(1,853,580)	$(2,098,017)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation expense	1,186	1,186
Financing Fees	35,947	21,500
Loss on change in fair value of convertible debt	678,739	1,058,798
Penalty on convertible debt	314,634	267,250
Expenses paid by shareholder	16,611	15,296
Changes in operating assets and liabilities
Prepaid expenses	(6,578)	(474)
Accounts payable and accrued expenses	204,146	174,725
Accrued salaries and payroll taxes, related parties	(79,144)	383,662
Net cash (used) in operating activities	(688,039)	(176,074)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan, related party	1,000	-
Repayment of loan, related party	(17,611)	(185,697)
Repayment of loan, convertible note	-	(65,250)
Proceeds from sale of common stock	412,000	294,980
Proceeds from convertible debt	297,500	152,000
Net cash provided by financing activities	692,889	196,033

Net increase in cash	4,850	19,959

Cash and cash equivalents - beginning of period	70,456	13,480

Cash and cash equivalents - end of period	$75,306	$33,439

Supplemental Cash Flow Disclosures
Cash paid for interest	$1,199	$25,344
Cash payments for income taxes	$-	$-

Supplemental Non-Cash Activity Disclosures
Stock issued for convertible debt and interest	$352,591	$1,341,619
Proceeds from sale of convertible debt paid directly to vendor	$-	$20,000
Stock exercised for common stock warrants	$7,806	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MIRAGE ENERGY CORPORATION

Notes to the Consolidated Interim Financial Statements

April 30, 2020

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

As of April 30, 2020 and July 31, 2019, the Company has convertible notes with a total base principal of $532,500 and $53,000, respectively, which become convertible in 180 days. There is a potential for 14,608,566 shares if the principal of $532,500 were converted at April 30, 2020. These notes will have a dilutive effect on common stock for the three months ended April 30, 2020. The Company has 10,000,000 shares of Mirage’s Series A Preferred Stock which possess 20 votes per share and are convertible into 200,000,000 common shares. As of April 30, 2020, the Company has one common stock purchase warrant open and it has not been exercised. For each warrant, there are 164,062 warrant shares issued and outstanding which upon exercise could potentially be 4,353,221 common stock shares.

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

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had a net loss of $1,853,580 and had net cash used in operations of $688,039 for the nine months ended April 30, 2020 and had an accumulated deficit and working capital deficit of $8,406,328 and $4,240,119 at that date. The Company has not established an ongoing source of revenues sufficient to cover its operating cost and requires additional capital to commence its operating plan. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about its ability to continue as a going concern.

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

NOTE 4 - DEBT

As of April 30, 2020, the number of shares of common stock that can be issued for convertible debt as per Note 9 - Subsequent Events are 25,749,044. The other notes that were convertible at April 30, 2020 have not been converted. For the nine months ended April 30, 2020, there was a $678,739 loss on change in fair value of convertible debt.

A summary of debt at April 30, 2020 and July 31, 2019 is as follows:

	Apr. 30,	July 31,
	2020	2019
Note, unsecured interest bearing at 2% per annum, due July 9, 2020.	50,000	50,000
Note, unsecured interest bearing at 7.5% per annum, due April 15, 2018. This was an accounts payable bill that was converted to a loan as per Note 7 - Commitments and Contingencies. This note is now in default as of April 16, 2018 and has a default interest of 17.5%.	77,844	77,844

Convertible debenture, unsecured, interest bearing at 12% per annum, issued June 12, 2018 in the amount of $18,000 with fees of $0 and cash proceeds of $18,000 which was paid directly to the vendor in the year ended July 31, 2018, convertible at December 9, 2018 with conversion price at a discount rate of 45% of market price which is the average of the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to the conversion date, maturity date of March 30, 2019. This note became convertible on December 9, 2018. This note defaulted on November 14, 2018 and a default penalty of $9,000 was added to the note for a total of $27,000 and incurred default interest rate of 22%. The convertible note had a net change in fair value of $25,111.

	52,111	54,702

Convertible debenture, unsecured, interest bearing at 10% per annum, issued November 13, 2018 in the aggregate principal amount of $105,000 and total cash proceeds of $90,000 to be funded in three (3) tranches. The principal sum due shall be prorated based on the consideration actually paid. For each tranche paid, the Company will have to provide 164,062 warrant shares for holder to purchase for a total of 492,186 warrants which are equal to 492,186 shares. During the 3rd Quarter ended April 30, 2019, the second tranche of $35,000 was received with fees of $5,000 and cash proceeds of $30,000. The Holder shall have the right at any time to convert all or any part of outstanding and unpaid principal amount. The conversion price is the lessor of lowest traded price and lowest closing bid price with a 45% discount during the previous twenty-five (25) trading day period ending on the last complete trading day prior to the conversion dates, maturity date for first tranche of November 13, 2019. This note defaulted on November 14, 2018 and a default penalty of $17,500 was added to the first and second tranche for a total of $52,500 and incurred default interest rate of 15% for each. Also, an additional 25% discount for a total of 70% discount must be factored in the conversion price until this note is no longer outstanding. The Company received a notice of default dated May 23, 2019. During the 4th Quarter ended July 31, 2019, $71,000 of the first tranche plus $5,250 in interest was converted and the Company issued 5,543,830 shares of common stock with a fair value of $401,538. During the conversion on Crown’s first tranche, $1,000 penalty was added on the first conversion date of 05/24/19 and a duplicate $17,500 penalty was converted by the final conversion date 07/31/19. During the 1st Quarter ended October 31, 2019, the third and final tranche of $35,000 was received with fees of $5,000 and cash proceeds of $30,000. Also, $53,000 of the second tranche plus $5,250 in interest was converted on August 16, 2019 and the Company issued 4,830,016 shares of common stock with a fair value of $320,813. The first two tranches of the convertible note had a net change in fair value of $595,852. The third tranche was convertible on January 27, 2020. A default penalty of $17,500 was added to the note for a total of $56,500.  The convertible note had a net change in fair value of $61,738.

	114,238	339,552

Convertible debenture, unsecured, interest bearing at 12% per annum, issued May 1, 2019 in the amount of $103,500 with fees of $3,500, cash proceeds of $100,000, convertible at October 28, 2019 with conversion price at a discount rate of 49% of market price which is the average of the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to the conversion date, maturity date of February 28, 2020. This note was convertible on October 28, 2019. The note defaulted on November 16, 2019 and a default penalty of $51,750 was added to the note and incurred default interest rate of 22%. The convertible note had a net change in fair value of $167,888.

	323,138	103,500

Convertible debenture, unsecured, interest bearing at 12% per annum, issued June 27, 2019 in the amount of $83,000 with fees of $3,000, cash proceeds of $80,000, convertible at December 24, 2019 with conversion price at a discount rate of 49% of market price which is the average of the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to the conversion date, maturity date of April 15, 2020. This note was convertible on December 24, 2019. The note defaulted on November 16, 2019 and a default penalty of $41,500 was added to the note and incurred default interest rate of 22%. The convertible note had a net change in fair value of $134,635.

	259,134	83,000

Convertible debenture, unsecured, interest bearing at 12% per annum, issued August 12, 2019 in the amount of $73,000 with fees of $3,000, cash proceeds of $70,000, convertible at February 8, 2020 with conversion price at a discount rate of 49% of market price which is the average of the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to the conversion date, maturity date of May 30, 2020. This note was convertible on February 8, 2020. The note defaulted on November 16, 2019 and a default penalty of $36,500 was added to the note and incurred default interest rate of 22%. The convertible note had a net change in fair value of $118,414.

	227,914	-
Convertible debenture, unsecured, interest bearing at 12% per annum, issued September 24, 2019 in the amount of $55,000 with fees of $3,000, cash proceeds of $52,000, convertible at March 22, 2020 with conversion price at a discount rate of 49% of market price which is the average of the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to the conversion date, maturity date of July 15, 2020. This note became convertible on March 22, 2020. The convertible note had a net change in fair value of $59,477.	114,477	-

Convertible debenture, unsecured, interest bearing at 8% per annum, issued September 12, 2019 in the amount of $82,500 with fees of $9,500 and cash proceeds of $73,000, convertible at March 10, 2020 with conversion price at a discount rate of 45% of market price which is the average of the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to conversion date; maturity date of July 12, 2020. This note was convertible on March 10, 2020. The note defaulted on November 16, 2019 and a default penalty of $83,692 was added to the note and incurred default interest rate of 24%.  The convertible note had a net change in fair value of $65,945.

	232,137	-

Convertible debenture, unsecured, interest bearing at 8% per annum, issued September 12, 2019 in the amount of $82,500 with fees of $9,500 and cash proceeds of $73,000, convertible at March 10, 2020 with conversion price at a discount rate of 45% of market price which is the average of the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to conversion date; maturity date of July 12, 2020. This note was convertible on March 10, 2020. The note defaulted on November 16, 2019 and a default penalty of $83,692 was added to the note and incurred default interest rate of 24%.  The convertible note had a net change in fair value of $65,945.

	232,137	-
Remaining unpaid portion due AT&T regarding cell phone installments	822	1,063
Total Debt	1,683,952	709,661
Less: Current Maturities	1,683,130	708,598
Total Long-Term Debt	$822	$1,063

NOTE 5 - RELATED PARTY TRANSACTIONS

As of April 30, 2020, the CEO and two other members of management and one other employee had earned accrued unpaid salary in the amount of $1,717,275. Accrued salaries of $1,717,275 combined with accrued payroll taxes of $65,517 for a total accrued related party salaries and payroll tax of $1,782,792 for the period from June 2015 until April 30, 2020.

Also, Mr. Michael Ward, President, provided $1,000 directly to the Company with an additional $16,611 owed for monies outlaid on behalf of the Company for a total loan amount of $17,611 which was netted for $17,611 in payments received leaving a net due Mr. Ward of $0 at April 30, 2020. During the year ended July 31, 2019, Mr. Ward had a previous balance due of $2,229 with an additional $24,898 of expenses paid which increased the total amount due to $27,127 less repayments of $27,127.

NOTE 6 - LEASES

On June 9, 2016, the Company entered into a Lease Agreement for its San Antonio, Texas office lease location. The Lease Period was for three (3) years beginning July 1, 2016. On July 1, 2019, the Company entered into a First Amendment to Lease Agreement at same location. The landlord continues to hold $6,921 as security which is to be returned at the end of the new lease. The new Lease Period is three (3) years beginning July 1, 2019. The Company shall pay as additional rent all other sums of money as shall become due and payable by them under this Lease. To date after seven (7) months of this thirty-six (36) month lease, no such additional charges have been made. The Company has incurred rent expense in the amount of $63,679 and $83,974 for the nine months ended April 30, 2020 and for the year ended July 31, 2019, respectively. Below is the schedule of rent for the remaining Lease term as of April 30, 2020.

Year Ending	Amount
July 31, 2020	$14,151
July 31, 2021	84,906
July 31, 2022	84,906

Total Remaining Base Rent	$183,963

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company committed to eighteen (18) months of Acquisition of Pipeline Rights of Way to Marcos y Asociados with a total amount of $77,844 which was due April 15, 2018 and not paid as of April 30, 2020. Interest will continue accruing after April 30, 2020 until it is paid.

From time to time the Company may become a party to litigation matters involving claims against the Company. Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 8 - EQUITY

During the nine months ended April 30, 2020, the Company issued 4,830,016 shares of common stock for conversion of convertible notes on August 16, 2019 totaling $58,250 with a fair value of $320,813 for the debt and a fair value of $31,778 for the interest totaling $352,591.

Also, the Company issued a total of 7,806,801 shares of common stock as a cashless exercise of common stock warrants. On October 16, 2019 and February 10, 2020, Crown Bridge Partners, LLC exercised the right to purchase 3,696,973 and 4,109,828 shares of common stock, respectively, per the Common Stock Warrants that were issued with the November 13, 2018 note.

On August 5, 2019, Crown Bridge Partners, LLC funded a third tranche of $35,000 and in which the Company will have to provide 164,062 warrant shares for holder to purchase.

For the nine months ended April 30, 2020, the Company sold 9,283,334 shares of common stock to investors for cash proceeds of $412,000.

NOTE 9 - SUBSEQUENT EVENTS

The Company evaluated events occurring subsequent to April 30, 2020, identifying those that are required to be disclosed as follows:

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

In June 2020, Power Up Lending Group Ltd. converted the principal amount of the $83,000 note issued June 27, 2019 that was defaulted to $124,500 along with $14,767 of accrued interest for 5,936,367 shares of common stock.

In July 2020, Jefferson Street Capital LLC converted the principal amount of the $82,500 note issued September 18, 2019 that was defaulted to $166,192 along with $27,861 of accrued interest for 8,018,722 shares of common stock.

In July 2020, Crown Bridge Partners, LLC converted the principal amount of the $35,000 note issued November 13, 2018 that was defaulted to $52,500 along with $3,500 accrued interest and $500 in fees for 3,165,266 shares of common stock.

In July 2020, Power Up Lending Group Ltd. converted the principal amount of the $73,000 note issued August 12, 2019 that was defaulted to $109,500 along with $12,935 of accrued interest for 1,774,519 shares of common stock.

In July 2020, Power Up Lending Group Ltd. converted the principal amount of the $55,000 note issued September 24, 2019 for 934,923 shares of common stock.

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

Discussion and Analysis of Financial Condition and Results of Operations

Revenues

Three month period ended April 30, 2020

For the three (3) month period ended April 30, 2020, we generated no revenue and incurred a net loss of $659,384.

Our net loss of $659,384 for the three (3) month period ended April 30, 2020 was the result of operating expenses of $248,773, interest expense of $26,586, fair market value interest expense of $69,392 and penalty on convertible debt of $314,633. Our operating expenses consisted of $235,056 in general and administrative expenses and $13,717 in professional fees.

Three month period ended April 30, 2019

For the three (3) month period ended April 30, 2019, we generated no revenue and incurred a net income of $668,733.

Our net income of $668,733 for the three (3) month period ended April 30, 2019 was the result of operating expenses of $245,562, interest expense of $39,557 and reduction of prior fair market value interest expense of $953,852. Our operating expenses consisted of $220,655 in general and administrative expenses, and $24,907 in professional fees.

Costs and Expenses

Our primary costs going forward are related to travel, professional fees, legal fees, financing fees and salaries and related payroll taxes associated with our proposed pipeline and natural gas storage activities in Mexico.

Three month period ended April 30, 2020 and 2019

For the three (3) months ended April 30, 2020, we had $235,056 in general and administrative expenses compared to $220,655 in general and administrative expenses for the three (3) months ended April 30, 2019. The $14,401 increase in general and administrative expenses was primarily the result of an increase in travel and entertainment, increase in telephone and decrease in payroll during the three (3) months ended April 30, 2020.

The professional fees for the three (3) months ending April 30, 2020 and April 30, 2019 were $13,717 and $24,907, respectively. The $11,190 decrease was primarily related to decrease in audit.

The executive compensation for the three (3) months ending April 30, 2020 and April 30, 2019 was $92,000 and $116,500, respectively. The difference was due to a decrease in salaries because an executive left as of the year ended July 31, 2019.

Nine month period ended April 30, 2020 and 2019

For the nine (9) months ended April 30, 2020, we had $721,014 in general and administrative expenses compared to $655,336 in general and administrative expenses for the nine (9) months ended April 30, 2019. The $65,678 increase in general and administrative expenses was primarily a result of an increase in travel and entertainment, an increase in telephone, an increase in financing fees, an increase in consulting fees and a decrease in executive compensation during the nine (9) months ended April 30, 2020.

The professional fees for the nine (9) months ending April 30, 2020 and April 30, 2019 were $69,563 and $79,597, respectively. The $10,034 decrease was primarily related to an increase for audit fees, a decrease in legal fees and a decrease in tax preparation fees.

The executive compensation for the nine (9) months ending April 30, 2020 and April 30, 2019 was $276,000 and $349,500, respectively. The difference was due to a decrease in salaries because an executive left as of the year ended July 31, 2019.

Cash Flows

Operating Activities

For the nine (9) month period ended April 30, 2020, net cash used in operating activities was $688,039. The negative cash flow for the nine (9) months ended April 30, 2020 related to our net loss of $1,853,580, an increase in prepaid expenses of $6,578, an increase of $314,634 in convertible debt due to default, an increase of $16,611 in expenses paid by shareholder, adjusted for $35,947 in financing fees, adjusted for depreciation of $1,186, a change of $678,739 in convertible debt due to fair market value, an increase of $204,146 in accounts payable and accrued expenses and an decrease of $79,144 in accrued salaries and payroll taxes – related parties.

For the nine (9) month period ended April 30, 2019, net cash used in operating activities was $176,074. The negative cash flow for the nine (9) months ended April 30, 2019 related to our net loss of $2,098,017, an increase in prepaid expenses of $474, an increase of $267,250 in convertible debt due to default, an increase of $15,296 in expenses paid by shareholder, adjusted for $21,500 in financing fees, adjusted for depreciation of $1,186, a change of $1,058,798 in convertible debt due to fair market value, an increase of $174,725 in accounts payable and accrued expenses and an increase of $383,662 in accrued salaries and payroll taxes – related parties.

Investing Activities

For the nine (9) months ended April 30, 2020 net cash used in investing activities was nil.

For the nine (9) months ended April 30, 2019 net cash used in investing activities was nil.

Financing Activities

For the nine (9) months ended April 30, 2020, net cash provided by financing activities was $692,889. The positive cash flow from financing activities for such period was comprised of proceeds from sale of common stock, and proceeds from convertible debentures.

For the nine (9) months ended April 30, 2019, net cash provided by financing activities was $196,033. The positive cash flow from financing activities for such period was comprised of proceeds from sale of common stock, and proceeds from convertible debentures.

Liquidity

To date, we have funded our operations primarily with capital provided and loans provided by related parties, accruing of salaries and accounts payable. We do not currently have commitments regarding fixed costs.

As of April 30, 2020, Mirage Energy Corporation had $75,306 in cash on hand and prepaid expenses of $8,338. Since Mirage Energy Corporation was unable to reasonably project its future revenue, it must presume that it will not generate any revenue during the next twelve (12) to twenty-four (24) months. We therefore will need to obtain additional debt or equity funding in the next two (2) – three (3) months, but there can be no assurances that such funding will be available to us in sufficient amounts or on reasonable terms.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended April 30, 2020, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material legal proceedings pending against the Company to the knowledge of management.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ending October 31, 2019, the Company sold 2,000,000 shares of common stock to nine (9) accredited investors for cash proceeds of $80,000.

During the quarter ending January 31, 2020, the Company sold 4,200,000 shares of common stock to investors for cash proceeds of $147,000.

During the quarter ending April 30, 2020, the Company sold 3,083,334 shares of common stock to investors for cash proceeds of $185,000.

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

101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended April 30, 2020 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Condensed Notes to Interim Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 3, 2020

Mirage Energy Corporation

(Registrant)

By:	/s/ Michael R. Ward	/s/ Michael R. Ward
	Michael R. Ward	Michael R. Ward
	Chief Executive Officer (Principal Executive Officer)	Chief Financial Officer (Principal Accounting Officer)

