Form 10-Q/A
period 2020-04-30
Mirage Energy Corp
filed 2020-08-11
CIK 1623360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

MIRAGE ENERGY CORPORATION AND SUBSIDIARIES

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Mirage Energy's (the “Company”) Quarterly Report on Form 10-Q (“Quarterly Report”) for the quarterly period ended April 30, 2020 is to disclose that the Company has relied upon Securities and Exchange Commission Order (Release No. 34-88465) dated March 25, 2020 (“Order”), to extend the original filing date of its Quarterly Report to July 29, 2020 (45 days after the original due date). Thereafter, on July 30, 2020, the Company filed a Form 12(b)-25 to avail itself of an additional five days so that the Company’s independent public auditor could complete their review of the Company’s Quarterly Report.

The Company needed to rely upon the Order to overcome the burden of limited access to its facilities, support staff and Company resources as a result of the COVID-19 pandemic, all of which resulted in unforeseen delays in the preparation and filing of its Quarterly Report.

No other changes have been made to the Quarterly Report. This Amendment No. 1 speaks as of the original filing date and has not been updated to reflect events occurring subsequent to the original filing date.

2

PART II-OTHER INFORMATION

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

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 10, 2020

Mirage Energy Corporation

(Registrant)

By:	/s/ Michael R. Ward	/s/ Michael R. Ward
	Michael R. Ward	Michael R. Ward
	Chief Executive Officer (Principal Executive Officer)	Chief Financial Officer (Principal Accounting Officer)

4