Form 10-K
period 2020-07-31
Mirage Energy Corp
filed 2020-11-19
CIK 1623360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended July 31, 2020

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

As of November 16, 2020, there were 470,776,740 shares of the Company’s common stock, $0.001 par value, issued and outstanding.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter 2020 was $19,858,202.

MIRAGE ENERGY CORPORATION

FORM 10-K

July 31, 2020

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

Mirage, through its wholly owned subsidiaries, intends to develop an integrated pipeline and natural gas storage facility in Mexico and the United States. Since 2019, Mirage has been working to address the two main impediments affecting private sector companies attempting to enter the Mexico gas market. Presently, Mirage acknowledges a lack of private sector cross-border pipeline access to the Mexico gas markets and a national shortage of Mexico-based natural gas storage facilities and capacity.

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

Title to Properties

None.

Employees

During 2020, the Company had five employees comprised of its two named executive officers, one administrative and two accounting employees.

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

Our financial results for the fiscal year ending July 31, 2020 show substantial losses. As of July 31, 2020, the Company had an Accumulated Deficit of $11,906,952. For the fiscal years ending July 31, 2019 and July 31, 2020, the Company had losses of $3,213,703 and, $5,354,204, respectively. The accompanying financial statements have been prepared in conformity with the generally accepted accounting principles in the United States of America which contemplates the Company as a going concern. The Company has sought out additional investment to raise additional funds. However, there are no assurances that the Company will continue as a going concern without obtaining additional funding. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

ITEM 1B. Unresolved Staff Comments

Not Applicable to Smaller Reporting Companies.

ITEM 2. Properties

Our executive and administrative offices are located at 900 Isom Rd, Suite 306, San Antonio, Texas. These offices consist of a total of 4,051 square feet and are rented by 4Ward Resources for a three (3) year term from July 1, 2019 through June 30, 2022, presently at a cost of $7,244 per month. The lease rate increases in each succeeding year of the term. We believe that our office spaces are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

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

The quarterly high and low reported sale prices for our common stock as quoted on the OTC Markets for the periods indicated are as follows:

	High	Low

Fiscal 2019
First Quarter Ended October 31, 2018	$0.027	0.025
Second Quarter Ended January 31, 2019	$0.085	0.076
Third Quarter Ended April 30, 2019	$0.073	0.070
Fourth Quarter Ended July 31, 2019	$0.080	0.075

Fiscal 2020
First Quarter Ended October 31, 2019	$0.0525	0.049
Second Quarter Ended January 31, 2020	$0.100	0.083
Third Quarter Ended April 30, 2020	$0.0742	0.0661
Fourth Quarter Ended July 31, 2020	$0.196	0.155

(b) Holders. The Company has approximately 73 shareholders of record holding common stock.

(c) Dividends. The Company has not paid any cash dividends to date and has no intention of paying any cash dividends on the Common Stock in the foreseeable future. The declaration and payment of dividends is subject to the discretion of the Company’s Board of Directors and to certain limitations imposed under Nevada law. The timing, amount and form of dividends, if any, will depend upon, among other things, the Company’s results of operations, financial condition, cash requirements, and other factors deemed relevant by the Board of Directors. The Company intends to retain any future earnings for use in its business.

(d) Securities authorized for issuance under equity compensation plans: None.

(e) Recent Sales of unregistered securities: For the period ended July 31, 2020, the Company sold 17,458,334 shares of common stock to fifty (50) accredited investors for cash proceeds of $719,000 and stock subscription receivable of $20,000.

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

Discussion and Analysis of Financial Condition and Results of Operations

Revenues

Twelve month period ended July 31, 2020

For the twelve (12) month period ended July 31, 2020, we generated no revenue and incurred a net loss of $5,354,204.

Our net loss of $5,354,204 for the twelve (12) month period ended July 31, 2020 was the result of operating expenses of $1,028,705 and other expenses (comprised of interest expense) of $4,325,499. Our operating expenses consisted of $929,142 in general and administrative expenses, and $99,563 in professional fees.

Twelve month period ended July 31, 2019

For the twelve (12) month period ended July 31, 2019, we generated no revenue and incurred a net loss of $3,213,703.

Our net loss of $3,213,703 for the twelve (12) month period ended July 31, 2019 was the result of operating expenses of $1,482,736 and other expenses (comprised of interest expense) of $1,730,967. Our operating expenses consisted of $1,376,055 in general and administrative expenses, and $106,681 in professional fees.

Costs and Expenses

Our primary costs going forward are related to salaries and related payroll taxes, rent, as well as travel and professional fees associated with our proposed pipeline and natural gas storage activities in Mexico.

For the years ended July 31, 2019 and July 31, 2020, total general and administrative expenses were $1,376,055 and $929,142, respectively.

For the year ended July 31, 2019, we had $1,376,055 in general and administrative expenses compared to $929,142, in general and administrative expense for the year ended July 31, 2020. The $446,913 decrease in general and administrative expenses was primarily the result of reductions of spending related to consulting fees, salaries and related payroll taxes.

The professional fees for the years ending July 31, 2019 and July 31, 2020 were $106,681 and $99,563, respectively. The $7,118 decrease was primarily result of increased spending related to audit fees, net of decreases in tax preparation and legal fees.

The executive compensation for the years ending July 31, 2019 and July 31, 2020 was $466,000 and $368,000, respectively. The reduction in compensation was due to an executive leaving the Company as of July 31, 2019. Otherwise there were no change in the compensation amounts.

Liquidity and Capital Resources

Cash Flows

Operating Activities

For the twelve (12) month period ended July 31, 2020, net cash used in operating activities was $890,373. The negative cash flow for the twelve (12) months ended July 31, 2020 related to our net loss of $5,354,204, adjusted for depreciation of $1,581, an increase in financing fees of $38,098, a change of $3,991,040 in convertible debt due to fair market value, an increase of $230,942 in convertible debt due to default, an increase in expenses paid by shareholder of $29,642, a decrease in prepaid expenses of $7,799, an increase of $247,192 in accounts payable and accrued expenses and an decrease of $66,865 in accrued salaries and payroll taxes - related parties.

For the twelve (12) month period ended July 31, 2019, net cash used in operating activities was $335,249. The negative cash flow for the twelve (12) months ended July 31, 2019 related to our net loss of $3,213,703, adjusted for depreciation of $1,581, an increase in financing fees of $30,500, a change of $1,381,885 in convertible debt due to fair market value, a change of $13,191 in convertible debt due to fair market value, an increase of $285,750 in convertible debt due to default, an increase of $466,800 in issuance of stock compensation for services and fees, prepaid expenses of $546, and an increase of $698,201 in accounts payable and accrued expenses.

Investing Activities

For the twelve (12) months ended July 31, 2020 net cash used in investing activities was nil.

For the twelve (12) months ended July 31, 2019 net cash used in investing activities was nil.

Financing Activities

For the twelve (12) months ended July 31, 2020, net cash provided from financing activities was $986,858. The positive cash flow from financing activities for such period was comprised of an increase in loans payable from related parties, proceeds from sale of common stock and proceeds from sale of convertible debentures, net of loan repayments to a related party.

For the twelve (12) months ended July 31, 2019, net cash provided from financing activities was $392,225. The positive cash flow from financing activities for such period was comprised of proceeds from sale of common stock and proceeds from sale of convertible debentures, net of loan repayments to a related party and convertible notes.

Liquidity

To date, we have funded our operations primarily with capital provided and loans provided by related parties, accrual of salaries and accounts payable, sales of common stock and convertible debentures.

As of July 31, 2020, Mirage Energy Corporation had $166,941in cash on hand and prepaid expenses of $9,559. Since Mirage Energy Corporation is unable to reasonably project its future revenue, it must presume that it will not generate any revenue during the next twelve (12) to twenty-four (24) months. We therefore will need to obtain additional debt or equity funding in the next two (2) - three (3) months, but there can be no assurances that such funding will be available to us in  sufficient amounts or on reasonable terms.

The Company’s audited financial statements for the year ended July 31, 2020 contain a “going concern” qualification. As discussed in Note 3 of the Notes to Financial Statements, the Company has incurred losses and has not demonstrated the ability to generate cash flows from operations to satisfy its liabilities and sustain operations. Because of these conditions, our independent auditors have raised substantial doubt about our ability to continue as a going concern.

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

For the year ended July 31, 2020, the Company has funded operations with loan from related party of $10,100, debt of $297,500 from convertible notes, proceeds from sale of $719,000 in common stock, while making loan repayments of $39,742 to related party. The Company plans to raise additional funds through various sources to support ongoing operations during 2020 and 2021.

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

At July 31, 2020, the Company had net operating loss carry forwards of approximately $1,837,458 with a portion expiring from years 2034 to 2037 if not used and are calculated at an expected tax rate of approximately 21%.

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

July 31, 2020 AND 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Mirage Energy Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mirage Energy Corporation and its subsidiaries (collectively, the “Company”) as of July 31, 2020 and 2019, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2020 and 2019, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2017.

Houston, Texas

November 18, 2020

MIRAGE ENERGY CORPORATION
Consolidated Balance Sheets

	July 31,	July 31,
	2020	2019

ASSETS
Current Assets
Cash and cash equivalents	$166,941	$70,456
Prepaid expenses	9,559	1,760
Total Current Assets	176,500	72,216

Property, plant and equipment, net	1,449	3,030

Other Assets
Deposits	6,921	6,921
Total Other Assets	6,921	6,921

TOTAL ASSETS	$184,870	$82,167

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$836,290	$660,352
Loan payable	127,844	127,844
Convertible debentures, net of unamortized discount	281,351	580,754
Accrued salaries and payroll taxes, related parties	1,795,071	1,861,936
Total Current Liabilities	3,040,556	3,230,886

Long-Term Liabilities
Loan payable	1,234	1,063
TOTAL LIABILITIES	3,041,790	3,231,949

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001, 10,000,000 shares authorized, 10,000,000 shares issued and outstanding as of July 31, 2020 and July 31, 2019	10,000	10,000
Common stock, par value $0.001, 900,000,000 shares authorized, 462,730,684 shares issued and outstanding as of July 31, 2020; 406,886,489 shares issued and outstanding as of July 31, 2019	462,731	406,886
Stock Subscription Receivable	(20,000)	-
Additional paid-in capital	8,597,401	2,986,180
Accumulated deficit	(11,906,952)	(6,552,748)
Accumulated other comprehensive loss	(100)	(100)
TOTAL STOCKHOLDERS’ DEFICIT	(2,856,920)	(3,149,782)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$184,870	$82,167

The accompanying notes are an integral part of these consolidated financial statements

.

MIRAGE ENERGY CORPORATION

Consolidated Statements of Operations

	Year Ended July 31,
	2020	2019

OPERATING EXPENSES
General and administrative expenses	$929,142	$1,376,055
Professional fees	99,563	106,681
Total Operating Expenses	1,028,705	1,482,736

LOSS FROM OPERATIONS	(1,028,705)	(1,482,736)

OTHER EXPENSES
Interest expense	103,517	50,141
Interest expense - loss on change in fair value of convertible debt	3,991,040	1,381,885
Interest expense - penalty on convertible debt	230,942	285,750
Interest expense - loss on change in fair value of warrants	-	13,191
Total Other Expense	4,325,499	1,730,967

LOSS BEFORE INCOME TAXES	(5,354,204)	(3,213,703)

NET LOSS	$(5,354,204)	$(3,213,703)

Basic Loss per Common Share	$(0.01)	$(0.01)
Weighted Average Common Shares Outstanding, Basic	424,924,258	371,940,721

The accompanying notes are an integral part of these consolidated financial statements.

MIRAGE ENERGY CORPORATION

Statements of Stockholders’ (Deficit)

	Common Stock		Preferred Stock			Additional		Accumulated Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Stock Sub. Rec.	Paid-in Capital	Accumulated (Deficit)	Comprehensive Loss	Stockholders’ (Deficit)

Balance - July 31, 2018	342,628,540	$342,628	10,000,000	$10,000	$-	$580,540	$(3,339,045)	$(100)	$(2,405,977)
Common shares issued for conversion of debt and interest	44,658,950	44,660	-	-	-	1,619,269	-	-	1,663,929
Sale of common stock	13,598,999	13,598	-	-	-	312,380	-	-	325,978
Common shares issued for consulting services and fees	6,000,000	6,000	-	-	-	460,800	-	-	466,800
Common stock warrants issued (11/13 & 02/12) and valued	-	-	-	-	-	13,191	-	-	13,191
Net loss	-	-	-	-	-	-	(3,213,703)	-	(3,213,703)
Balance - July 31, 2019	406,886,489	$406,886	10,000,000	$10,000	$-	$2,986,180	$(6,552,748)	$(100)	$(3,149,782)
Common shares issued for conversion of debt and interest	30,579,060	30,579	-	-	-	4,890,892	-	-	4,921,471
Sale of common stock	17,458,334	17,459	-	-	(20,000)	721,541	-	-	719,000
Common stock warrants valued at note date	-	-	-	-	-	6,595	-	-	6,595
Common shares issued for exercise of warrants	7,806,801	7,807	-	-	-	(7,807)	-	-	-
Net loss	-	-	-	-	-	-	(5,354,204)	-	(5,354,204
Balance - July 31, 2020	462,730,684	$462,731	10,000,000	$10,000	$(20,000)	$8,597,401	$(11,906,952)	$(100)	$(2,856,920)

The accompanying notes are an integral part of these consolidated financial statements.

MIRAGE ENERGY CORPORATION

Consolidated Statement of Cash Flows

	Year Ended
	July 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(5,354,204)	$(3,213,703)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation expense	1,581	1,581
Financing fees	38,098	30,500
Loss on change in fair value of convertible debt	3,991,040	1,381,885
Loss on change in fair value of warrants	-	13,191
Penalty on convertible debt	230,942	285,750
Expenses paid by shareholder	29,642	-
Issuance of stock for services and fees	-	466,800
Changes in operating assets and liabilities:
Prepaid expenses	(7,799)	546
Accounts payable and accrued expenses	247,192	249,441
Accrued salaries and payroll taxes, related parties	(66,865)	448,760
Net cash used in operating activities	(890,373)	(335,249)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan, related party	10,100	-
Repayments of loan, related party	(39,742)	(180,003)
Repayments of loans, convertible note	-	(83,250)
Proceeds from sale of common stock	719,000	325,978
Proceeds from convertible debt	297,500	329,500
Net cash provided by financing activities	986,858	392,225

Net increase in cash	96,485	56,976
Cash and cash equivalents - beginning of period	70,456	13,480
Cash and cash equivalents - end of period	$166,941	$70,456

Supplemental Cash Flow Disclosures
Cash paid for interest	$1,533	$28,145

Supplemental Non-Cash Activity Disclosures
Stock issued for convertible debt and interest	$4,921,471	$1,663,929
Stock exercised for common stock warrants	$7,807	$-
Proceeds from sale of convertible debt paid directly to vendor	$-	$20,000

The accompanying notes are an integral part of these consolidated financial statements.

MIRAGE ENERGY CORPORATION

Notes to the Unaudited Consolidated Financial Statements

July 31, 2020 and 2019

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

As of July 31, 2020 and July 31, 2019, the Company has convertible notes with a total base principal of $100,500 and $239,500, respectively, which become convertible in 180 days. There is a potential for 1,416,491 shares if the principal of $100,500 were converted at July 31, 2020. These notes will have a dilutive effect on common stock for the year ended July 31, 2020. The Company has 10,000,000 shares of Mirage’s Series A Preferred Stock which possess 20 votes per share and are convertible into 200,000,000 common shares. As of July 31, 2020, the Company has one common stock purchase warrant open and it has not been exercised. For each warrant, there are 164,062 warrant shares issued and outstanding which upon exercise could potentially be 4,235,111 common stock shares.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $166,941 and $70,456 in cash at July 31, 2020 and 2019, respectively.

Convertible Debt

The Company follows ASC 480-10, Distinguishing Liabilities from Equity (“ASC 480-10”) in its evaluation of the accounting for a hybrid instrument. A financial instrument that embodies an unconditional obligation, or a financial instrument other than an outstanding share that embodies a conditional obligation, that the issuer must or may settle by issuing a variable number of its equity shares shall be classified as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on any one of the following: (a) a fixed monetary amount known at inception; (b) variations in something other than the fair value of the issuer’s equity shares; or (c) variations inversely related to changes in the fair value of the issuer’s equity shares. Hybrid instruments meeting these criteria are not further evaluated for any embedded derivatives and are carried as a liability at fair value at each balance sheet date with remeasurements reported in interest expense in the accompanying Consolidated Statements of Operations.

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

Consultant share-based compensation was paid in the amount of $466,800 in 2019 and $0 in 2020.

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of July 31, 2020 and 2019.

Related Parties

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions.

Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no contingencies as of July 31, 2020.

Future obligations for the rent of the office lease as of July 31, 2020 and 2019 were $162,736 and $247,432, respectively.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases, which will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company has reviewed these provisions and will apply to the fiscal year which begins August 1, 2021, as we follow the private company effective dates as an Emerging Growth Company which have been extended due to COVID-19.

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had a net loss of $5,354,204 and had net cash used in operations of $890,373 for the year ended July 31, 2020 and had an accumulated deficit and working capital deficit of $11,906,952 and $2,864,056 at that date. The Company has not established an ongoing source of revenues sufficient to cover its operating cost and requires additional capital to commence its operating plan. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about its ability to continue as a going concern.

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

NOTE 4 - DEBT

As of July 31, 2020, the number of shares of common stock that can be issued for convertible debt as per Note 10 - Subsequent Events are 2,564,695. The other notes were not convertible at July 31, 2020 have not been converted.

For the year ended July 31, 2020, the Company received proceeds of $297,500 from convertible notes, which was net of $30,500 in fees deducted and converted $4,921,471 of convertible notes and interest. There was a $3,991,040 loss on change in fair value of convertible debt.

For the year ended July 31, 2019, the Company received proceeds of $329,500 from convertible notes, which was net of $30,500 in fees deducted and $20,000 paid directly to the vendor, and converted $1,663,929 of convertible notes and interest. There was a $1,381,885 loss due to change in fair value of convertible debt and a $13,191 loss due to change in fair value of warrants.

A summary of debt at July 31, 2020 and July 31, 2019 is as follows:

	July 31,	July 31,
	2020	2019
Note, unsecured interest bearing at 2% per annum, due July 9, 2020	$50,000	$50,000
Note, unsecured interest bearing at 7.5% per annum, due April 15, 2018. This was an accounts payable bill that was converted to a loan as per Note 9 Commitments and Contingencies. This note is now in default as of April 16, 2018 and has a default interest of 17.5%.	77,844	77,844

Convertible debenture, unsecured, interest bearing at 12% per annum, issued June 12, 2018 in the amount of $18,000 with fees of $0 and cash proceeds of $18,000 which was paid directly to the vendor in the year ended July 31, 2018, convertible at December 9, 2018 with conversion price at a discount rate of 45% of market price which is the average of the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to the conversion date, maturity date of March 30, 2019. This note became convertible on December 9, 2018. This note defaulted on November 14, 2018 and a default penalty of $9,000 was added to the note for a total of $27,000 and incurred default interest rate of 22%. The convertible note had a net change in fair value of $14,672.

	69,374	54,702

Convertible debenture, unsecured, interest bearing at 10% per annum, issued November 13, 2018 in the aggregate principal amount of $105,000 and total cash proceeds of $90,000 to be funded in three (3) tranches. The principal sum due shall be prorated based on the consideration actually paid. For each tranche paid, the Company will have to provide 164,062 warrant shares for holder to purchase for a total of 492,186 warrants which are equal to 492,186 shares. During the 3rd Quarter Ended April 30, 2019, the second tranche of $35,000 was received with fees of $5,000 and cash proceeds of $30,000. The Holder shall have the right at any time to convert all or any part of outstanding and unpaid principal amount. The conversion price is the lessor of lowest traded price and lowest closing bid price with a 45% discount during the previous twenty-five (25) trading day period ending on the last complete trading day prior to the conversion dates, maturity date for first tranche of November 13, 2019. This note defaulted on November 14, 2018 and a default penalty of $17,500 was added to the note for a total of $52,500 and incurred default interest rate of 15%. Also, an additional 25% discount for a total of 70% discount must be factored in the conversion price until this note is no longer outstanding. The Company received a notice of default dated May 23, 2019. During the 4th Quarter Ended July 31, 2019, $71,000 of the first tranche plus $5,250 in interest was converted and the Company issued 5,543,830 shares of common stock with a fair value of $401,538. During the conversion on Crown’s first tranche, $1,000 penalty was added on the first conversion date of 05/24/19 and a duplicate $17,500 penalty was converted by the final conversion date 07/31/19. During the 1st Quarter ended October 31, 2019, the third and final tranche of $35,000 was received with fees of $5,000 and cash proceeds of $30,000. Also, $53,000 of the second tranche plus $5,250 in interest was converted on August 16, 2019 and the Company issued 4,830,016 shares of common stock with a fair value of $320,813. The first two tranches of the convertible note had a net change in fair value of $519,406 for year ended July 31, 2019. The third tranche was convertible on January 27, 2020. A default penalty of $17,500 was added to the note for a total of $56,500. Lastly, $53,000 of the third tranche plus $3,500 in interest was converted on July 15, 2020 and the Company issued 3,165,266 shares of common stock with a fair value of $430,532. The second tranche had a net change in fair value of $(19,239) and the third tranche had a net change in fair value of $377,532 for the year ended July 31, 2020.

	-	339,552

Convertible debenture, unsecured, interest bearing at 12% per annum, issued May 1, 2019 in the amount of $103,500 with fees of $3,500, cash proceeds of $100,000, convertible at October 28, 2019 with conversion price at a discount rate of 49% of market price which is the average of the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to the conversion date, maturity date of February 28, 2020. This note was convertible on October 28, 2019. The note defaulted on November 16, 2019 and a default penalty of $51,750 was added to the note and incurred default interest rate of 22%. During May 2020, $103,500 of this debt plus $6,210 in interest was converted and the Company issued 5,919,247 shares of common stock with a fair value of $327,743 in payment leaving no balance due. The convertible note had a net change in fair value of $172,493.

	-	103,500

Convertible debenture, unsecured, interest bearing at 12% per annum, issued June 27, 2019 in the amount of $83,000 with fees of $3,000, cash proceeds of $80,000, convertible at December 24, 2019 with conversion price at a discount rate of 49% of market price which is the average of the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to the conversion date, maturity date of April 15, 2020. This note becomes convertible on December 24, 2019. The note defaulted on November 16, 2019 and a default penalty of $41,500 was added to the note and incurred default interest rate of 22%. During June 2020, $83,000 of this debt plus $14,767 in interest was converted and the Company issued 5,936,367 shares of common stock with a fair value of $1,910,486 in payment leaving no balance due. The convertible note had a net change in fair value of $1,785,986.

	-	83,000

Convertible debenture, unsecured, interest bearing at 12% per annum, issued August 12, 2019 in the amount of $73,000 with fees of $3,000, cash proceeds of $70,000, convertible at February 8, 2020 with conversion price at a discount rate of 49% of market price which is the average of the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to the conversion date, maturity date of May 30, 2020. This note was convertible on February 8, 2020. The note defaulted on November 16, 2019 and a default penalty of $36,500 was added to the note and incurred default interest rate of 22%. During July 2020, $73,000 of this debt plus $12,935 in interest was converted and the Company issued 1,774,519 shares of common stock with a fair value of $227,073 in payment leaving no balance due. The convertible note had a net change in fair value of $117,573.

	-	-

Convertible debenture, unsecured, interest bearing at 12% per annum, issued September 24, 2019 in the amount of $55,000 with fees of $3,000, cash proceeds of $52,000, convertible at March 22, 2020 with conversion price at a discount rate of 49% of market price which is the average of the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to the conversion date, maturity date of July 15, 2020. This note became convertible on March 22, 2020. During July 2020, $55,000 of this debt plus $3,300 in interest was converted and the Company issued 934,923 shares of common stock with a fair value of $116,144 in payment leaving no balance due. The convertible note had a net change in fair value of $61,144.

	-	-

Convertible debenture, unsecured, interest bearing at 8% per annum, issued September 12, 2019 in the amount of $82,500 with fees of $9,500 and cash proceeds of $73,000, convertible at March 10, 2020 with conversion price at a discount rate of 45% of market price which is the average of the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to conversion date; maturity date of July 12, 2020. This note was convertible on March 10, 2020. The note defaulted on November 16, 2019 and a default penalty of $83,692 was added to the note and incurred default interest rate of 24%. The convertible note had a net change in fair value of $129,477.

	211,977	-

Convertible debenture, unsecured, interest bearing at 8% per annum, issued September 12, 2019 in the amount of $82,500 with fees of $9,500 and cash proceeds of $73,000, convertible at March 10, 2020 with conversion price at a discount rate of 45% of market price which is the average of the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to conversion date; maturity date of July 12, 2020. This note was convertible on March 10, 2020. The note defaulted on November 16, 2019 and a default penalty of $83,692 was added to the note and incurred default interest rate of 24%. During July 2020, $82,500 of this debt plus $27,861 in interest was converted and the Company issued 8,018,722 shares of common stock with a fair value of $1,074,752 in payment leaving no balance due. The convertible note had a net change in fair value of $908,560.

	-	-
Remaining unpaid portion due AT&T regarding cell phone installments	1,234	1,063
Total Debt	410,429	709,661
Less: Current Maturities	409,195	708,598
Total Long-Term Debt	$1,234	$1,063

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

Common Shares

For the year ended July 31, 2020, the Company issued 30,579,060 shares of common stock for conversion of convertible notes, totaling $790,266 with a fair value of $4,407,546 for the debt and a fair value of $513,925 for the interest totaling $4,921,471.

For the period ended July 31, 2020, the Company sold 17,458,334 shares of common stock to investors for cash proceeds of $719,000 and stock subscription receivable of $20,000.

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

Warrants

On November 13, 2018, the Company entered into Securities Purchase Agreement with Crown Bridge Partners, LLC (Crown) to issue a convertible note in the aggregate principal amount of $105,000 to be funded in three (3) tranches, of which (3) tranches have been received, and in addition for each tranche the Company will have to provide 164,062 warrant shares for holder to purchase at any time on or after the issuance with the exercise price of $0.32 and with a term of five years commencing on the Issuance Date and ending on the five-year anniversary.

We have received three Common Stock Purchase Warrants through July 31, 2020 equal to a total of 492,186 shares which has a fair value of $19,786. Two Common Stock Purchase Warrants were exercised 10/16/19 and 02/12/20 with a value of $3,697 and $4,110, respectively.

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 21% to the net loss before provision for income taxes for the following reasons:

	Year Ended	Year Ended
	July 31, 2020	July 31, 2019
Income tax expense at statutory rate	$163,683	$141,537
Valuation allowance	(163,683)	(141,537)
Income tax expense	$-	$-

Net deferred tax assets consist of the following components as of:

	July 31, 2020	July 31, 2019
NOL Carryover	$1,837,458	$977,833
Valuation allowance	(1,837,458)	(977,833)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Income Tax laws of United States of America, net operating loss carry forwards of approximately $1,837,458, for federal income tax reporting purpose, with a portion expiring from years 2034 to 2037 if not used. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years. The tax years still left open are 2014, 2015, 2016, 2017, 2018, 2019 and 2020.

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

As of July 31, 2020, the CEO and two other members of management and one other employee had earned accrued unpaid salary in the amount of $1,728,093. Accrued salaries of $1,728,093 combined with accrued payroll taxes of $66,978 for a total accrued related party salaries and payroll tax of $1,795,071 for the period from June 2015 until July 31, 2020.

As of July 31, 2019, the CEO and two other members of management and one other employee had earned accrued unpaid salary in the amount of $1,801,989. Accrued salaries of $1,801,989 combined with accrued payroll taxes of $59,947 for a total accrued related party salaries and payroll tax of $1,861,936 for the period from June 2015 until July 31, 2019.

Also, Mr. Michael Ward, President, provided $10,100 directly to the Company during the year with an additional $29,642 owed for monies outlaid on behalf of the Company for a total loan amount of $39,742 which was netted for $39,742 in payments received leaving a net due Mr. Ward of $0 at July 31, 2020. During the year ended July 31, 2019, Mr. Ward had a previous balance due of $2,229 with an additional $24,898 of expenses paid which increased the total amount due to $27,127 less repayments of $27,127.

Additionally, White Boy Partnership, LLC, a company owned by the spouse of the CEO, provided an additional loan of $187,600 to 4Ward Resources, Inc. Repayments of $34,724 were made during the year ended July 31, 2018, which reduced the balance due to $152,876 as of July 31, 2018. Repayments of $152,876 were made during the year ended July 31, 2019, which reduced the balance due to $0 as of July 31, 2019.  There were no further loans in the year ended July 31, 2020.

NOTE 8 - LEASES

On June 9, 2016, the Company entered into a Lease Agreement for its San Antonio, Texas office lease location. The Lease Period was for three (3) years beginning July 1, 2016. On July 1, 2019, the Company entered into a First Amendment to Lease Agreement at same location. The landlord continues to hold $6,921 as security which is to be returned at the end of the new lease. The new Lease Period is three (3) years beginning July 1, 2019. The Company shall pay as additional rent all other sums of money as shall become due and payable by them under this Lease. To date after thirteen (13) months of this thirty-six (36) month lease, no such additional charges have been made. The Company has incurred rent expense in the amount of $84,906 and $83,974 for the year ended July 31, 2020 and for the year ended July 31, 2019, respectively. Below is the schedule of rent for the remaining Lease term as of July 31, 2020.

Year Ending	Amount
July 31, 2021	$77,830
July 31, 2022	84,906

Total Remaining Base Rent	$162,736

NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Company committed to eighteen (18) months of Acquisition of Pipeline Rights of Way to Marcos y Asociados with a total amount of $77,844 which was due April 15, 2018 and not paid as of July 31, 2020. Interest will continue accruing after July 31, 2020 until it is paid.

From time to time the Company may become a party to litigation matters involving claims against the Company. Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 10 - SUBSEQUENT EVENTS

The Company evaluated events occurring subsequent to July 31, 2020, identifying those that are required to be disclosed as follows:

In August 2020, Crown Bridge Partners, LLC exercised the right to purchase 4,235,111 shares of common stock per Common Stock Warrant that was issued with November 13, 2018 note.

In August 2020, BHP Capital NY Inc. converted principal in the amount of $82,500 of the $82,500 note issued September 12, 2019 for 2,564,695 shares of common stock.

In September 2020, the Company entered into a Securities Purchase Agreement with Power Up Lending Group Ltd. to issue a convertible note in the principal amount of $153,000, with unsecured, interest bearing at 10% per annum and a maturity date of July 21, 2021.

In October 2020, the Company entered into consulting agreement with total consideration of 1,246,250 shares of common stock valued at $286,638.

In October 2020, the Company entered into a Securities Purchase Agreement with Power Up Lending Group Ltd. to issue a convertible note in the principal amount of $68,000, with unsecured, interest bearing at 10% per annum and a maturity date of August 12, 2021.

ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of July 31, 2020. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

During the evaluation of disclosure controls and procedures as of July 31, 2020, management identified material weaknesses in internal control over financial reporting, which management considers an integral component of disclosure controls and procedures. Material weaknesses identified include the lack of any segregation of duties, lack of appropriate accounting policies and management’s assessment of internal control over financial reporting. As a result of the material weaknesses identified, management concluded that Company’s disclosure controls and procedures were not effective.

Notwithstanding the existence of these material weaknesses, management believes that the consolidated financial statements in this annual report on Form 10-K fairly present, in all material respects, Company’s financial condition as of July 31, 2020 and 2019, and results of its operations and cash flows for the years ended July 31, 2020 and 2019, in conformity with United States generally accepted accounting principles (GAAP).

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

The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of July 31, 2020, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

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

As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that, as of July 31, 2020, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by the COSO.

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

Changes in Internal Controls over Financial Reporting

During the period ended July 31, 2020, there have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names of the Company’s directors, executive officers, and key employees, and their positions with the Company, as of the date of this Annual Report:

Name	Age	Position(s)	Term of Officers (Directors)
Michael R. Ward	64	President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Accounting Officer Chairman of the Board of Directors,	August 11, 2016-Present
Patrick C. Dosser	37	Vice President	January 17, 2017-Present
Soll Sussman	69	Member Board of Directors	March 8, 2017-Present
Alejandro Amelio	50	Member Board of Directors	March 8, 2017-Present

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

(d) Family relationships. Patrick C. Dosser is Michael R. Ward’s son.

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

Code of Ethics

On November 13, 2017, the Board of Directors adopted the Company’s Code of Ethical Conduct.

Meetings and Committees of the Board of Directors

We presently have no formal independent Board committees. Until further determination, the full Board of Directors will undertake the duties of the audit committee, compensation committee and nominating and governance committee. The members of the Board of Directors performing these functions as of July 31, 2020 are Michael R. Ward, Soll Sussman and Alejandro Amelio.

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

ITEM 11. Executive Compensation

The following table set forth the compensation information on named executive officers Michael R. Ward, John Dosser and Patrick Dosser for the fiscal years ending July 31, 2020 and 2019.

Name							Nonqualified
And						Non-Equity	Deferred	All
Principal				Stock	Option	Incentive Plan	Compensation	Other
Position	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
		($)(1)	($)	($)	($)	($)	($)	($)	($)(1)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Michael R. Ward, CEO, CFO	2020	270,000	-0-	-0-	-0-	-0-	-0-	-0-	270,000	(2)
	2019	270,000	-0-	-0-	-0-	-0-	-0-	-0-	270,000

John W. Dosser, Vice Pres.	2020	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2019	98,000	-0-	-0-	-0-	-0-	-0-	-0-	98,000

Patrick C. Dosser, Vice Pres.	2020	98,000	-0-	-0-	-0-	-0-	-0-	-0-	98,000
	2019	98,000	-0-	-0-	-0-	-0-	-0-	-0-	98,000

(1) As of July 31, 2020, accrued and unpaid executive compensation totaled $2,267,500.

(2) During the year, Michael Ward was paid $539,406 toward accrued compensation.

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

Employment Agreements

The Company currently has employment agreements with its two named executive officers.

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

This table is based upon information derived from our stock records. We believe that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned; except as set forth above, applicable percentages are based upon 462,730,684 shares of common stock outstanding as of July 31, 2020. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to conversion of warrants and options held by that person that are currently exercisable or exercisable within 60 days of July 31, 2020. We did not deem those shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

(a) Name of Beneficial Owner of Certain Beneficial Owners

Table 1.

Title of Class	Name and address of beneficial owner	Amount and nature of beneficial ownership (3)		Percent of Class(6)
Common	Michael R. Ward(1)	166,897,562	(4)	36.068%
Preferred Series “A”	Michael R. Ward(1)	10,000,000	(5)	100.000%
Common	Choice Consulting, LLC(2)	62,136,000		13.428%
Total		429,033,562	(6)	64.737%

(1)	Address of each beneficial owner is 900 Isom Rd., Ste. 306, San Antonio, TX 78216
(2)	Address of Choice Consulting, LLC is 44120 Hunter Terrace, Freemont, CA 94539. The Company believes that Sadru Karim has dispositive and voting authority over Choice Consulting, LLC.
(3)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on July 31, 2020. As of July 31, 2020, there were 462,730,684 shares of our Company’s Common Stock issued and outstanding and 10,000,000 Series A Preferred shares.

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

(6)

Includes 200,000,000 votes by virtue of the Series A preferred shares (See Note 5). The total percentage is calculated using 662,730,684 as the inferred total issued and outstanding voting stock utilizing the Series A preferred on an “as converted” basis.

(b) Security Ownership of Management

Table 2.

Title of Class	Name and address of beneficial owner	Amount and nature of beneficial ownership (2)		Percent of Class (2)
Common	Michael R. Ward (1)	166,897,562	(3)	36.068%
Preferred Series “A”	Michael R. Ward (1)	10,000,000	(4)	100.000%
Common	Patrick C. Dosser (1)	6,300,432		1.362%
Common	John W. Dosser (1)	6,300,000		1.361%
Common	David Cibrian (1)	150,000		0.032%
Common	Soll Sussman (1)	150,000		0.032%
Common	Alejandro Amelio (1)	150,000		0.032%
Total Common		379,947,994	(5)	57.331%

(1)	Address of each beneficial owner is 900 Isom Rd., Ste. 306, San Antonio, TX 78216
(2)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on July 31, 2020. As of July 31, 2020, there were 462,730,684 shares of our Company’s Common Stock issued and outstanding and 10,000,000 Series A Preferred shares which vote as 200,000,000 common shares.

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

(5)

Includes 200,000,000 votes by virtue of the Series A preferred shares. The total percentage is calculated using 662,730,684 as the inferred total issued and outstanding voting stock utilizing the Series A preferred on an “as converted” basis.

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

As of July 31, 2020, the CEO and two other members of management and one other employee had earned accrued unpaid salary in the amount of $1,728,093. Accrued salaries of $1,728,093 combined with accrued payroll taxes of $66,978 for a total accrued related party salaries and payroll tax of $1,795,071 for the period from June 2015 until July 31, 2020.

Also, Mr. Michael Ward was owed $2,229 plus an additional $24,898 for monies outlaid on behalf of the Company which was netted with $27,127 in payments received leaving no amount due Mr. Ward at July 31, 2019 as well at July 31, 2020. This resulted Mr. Ward providing $10,100 directly to the Company during the year plus an additional $29,642 of expenses paid which increased the total amount due to $39,742 less repayments of $39,742 during the year ended July 31, 2020.

Director Independence

As of July 31, 2020, the Company had three individuals serving on the Board of Directors. The Company is not currently a listed issuer and, as such, is not subject to any director independence standards using the definition of independence set forth in the Nasdaq Marketplace Rule 4200(a)(15).

ITEM 14. Principal Accountants Fees and Services

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s public accounting firm, MaloneBailey, LLP, for the audit and the reviews of the Company’s financial statements for the years ended July 31, 2019 and July 31, 2020, were $44,500 and $44,500 (subject to final adjustment), respectively.

Audit Related Fees

The Company incurred no fees during the last two fiscal years for assurance and related services by the Company’s principal accountant that were reasonably related to the performance of the audit or review of the Company’s financial statements, and not reported under “Audit Fees” above.

Tax Fees

During fiscal years 2019 and 2020, the Company incurred $4,000 and $4,000 (estimated subject to final adjustment), respectively, in fees for professional services rendered by the Company’s principal accountant for tax compliance, tax advice or tax planning.

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

The Company’s principal auditor and its affiliated firm completed all of the audit without the assistance of any other firms.

PART IV

ITEM 15. Exhibits

Exhibit Number	Description of Exhibit	Location of Exhibit
2.1	Articles of Merger (sub into parent/name change) dated November 7, 2016 incorporated by reference	10-K filed November 30, 2017
2.2	Share Exchange Agreement between Mirage Energy Corp and Michael Ward dated January 24, 2017	8-K filed January 27, 2017
3.1	Articles of Incorporation incorporated by reference	S-1 filed October 24, 2014
3.2	Bylaws of Registrant incorporated by reference	S-1 filed October 24, 2014
3.3	Amendment to Bylaws of Registrant incorporated by reference	8-K filed August 12, 2016
3.4	Amendment to Articles of Incorporation (capital change) dated November 7, 2016 incorporated by reference	8-K filed November 11, 2016
10.1	Employment Agreement and Amendment for Michael Ward with 4Ward Resources, Inc. dated June 15, 2015	10-K filed December 24, 2018
10.2	Employment Agreement for John Dosser with 4 Ward Resources, Inc. dated May 1, 2016	10-K filed December 24, 2018
10.3	Employment Agreement for Patrick Dosser with 4 Ward Resources, Inc. dated May 1, 2016	10-K filed December 24, 2018
10.4	Crown Bridge Partners, LLC Common Stock Warrant dated November 18, 2018	10-K filed February 24, 2020
14	Code of Ethics	10-K filed November 30, 2017
21	Subsidiaries of the registrant	Filed herewith
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Ward - CEO	Filed herewith
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Ward - CFO	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, M. R. Ward - CEO	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, M. R. Ward - CFO	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mirage Energy Corporation

Date: November 19, 2020		/s/ Michael R. Ward
	By:	Michael R. Ward
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 19, 2020		/s/ Michael R. Ward
	By:	Michael R. Ward
	Title:	Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: November 19, 2020		/s/ Michael R. Ward
	By:	Michael R. Ward
	Title:	Director

Date: November 19, 2020		/s/ Soll Sussman
	By:	Soll Sussman
	Title:	Director

/s/ Alejandro Amelio
	By:	Alejandro Amelio
	Title:	Director

