Form 10-Q
period 2020-10-31
Mirage Energy Corp
filed 2020-12-31
CIK 1623360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended October 31, 2020

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

Securities registered pursuant to Section 12(b) of the Act: None

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: December 30, 2020 there were 470,276,740 shares of the Company’s common stock were issued and outstanding.

MIRAGE ENERGY CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2020

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s 10-K for the year ending July 31, 2020 filed with the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year ending July 31, 2021.

3

MIRAGE ENERGY CORPORATION

INDEX TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

October 31, 2020

MIRAGE ENERGY CORPORATION
Consolidated Balance Sheets

	October 31,	July 31,
	2020	2020
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$168,824	$166,941
Prepaid expenses	24,475	9,559
Total Current Assets	193,299	176,500

Property, plant and equipment, net	1,054	1,449

Other Assets
Deposits	6,921	6,921
Total Other Assets	6,921	6,921

TOTAL ASSETS	$201,274	$184,870

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$881,583	$836,290
Loan payable	127,844	127,844
Convertible debentures	297,531	281,351
Accrued salaries and payroll taxes, related parties	1,801,458	1,795,071
Total Current Liabilities	3,108,416	3,040,556

Long-Term Liabilities
Loan payable	963	1,234
TOTAL LIABILITIES	3,109,379	3,041,790

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001, 10,000,000 shares authorized, 10,000,000 shares issued and outstanding as of October 31, 2020 and July 31, 2020	10,000	10,000
Common stock, par value $0.001, 900,000,000 shares authorized, 470,276,740 shares issued and outstanding as of October 31, 2020; 462,730,684 shares issued and outstanding as of July 31, 2020	470,277	462,731
Stock subscription receivable	-	(20,000)
Additional paid-in capital	9,359,941	8,597,401
Accumulated deficit	(12,748,223)	(11,906,952)
Accumulated other comprehensive loss	(100)	(100)
TOTAL STOCKHOLDERS’ DEFICIT	(2,908,105)	(2,856,920)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$201,274	$184,870

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MIRAGE ENERGY CORPORATION

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended
	October 31,
	2020	2019

OPERATING EXPENSES
General and administrative expenses	$528,416	$262,975
Professional fees	13,150	40,291
Total Operating Expenses	541,566	303,266

LOSS FROM OPERATIONS	(541,566)	(303,266)

OTHER EXPENSE
Interest expense	7,442	17,628
Loss on change in fair value of convertible debt	292,263	106,263
Total Other Expense	299,705	123,891

LOSS BEFORE INCOME TAXES	(841,271)	(427,157)

NET LOSS	(841,271)	(427,157)

TOTAL COMPREHENSIVE LOSS	$(841,271)	$(427,157)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	468,104,075	411,501,009

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MIRAGE ENERGY CORPORATION

Statement of Stockholders’ (Deficit)

(Unaudited)

For the Three Months Ended October 31, 2019

	Common Stock		Preferred Stock		Additional	Accumulated	Accumulated Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Earnings Deficit)	Comprehensive Loss	Stockholders’ (Deficit)
Balance - July 31, 2019	406,886,489	$406,886	10,000,000	$10,000	$2,986,180	$(6,552,748)	$(100)	$(3,149,782)
Common shares issued for conversion of debt and interest	4,830,016	4,830	-	-	347,761	-	-	352,591
Sale of common stock	2,000,000	2,000	-	-	78,000	-	-	80,000
Common stock warrants issued and valued	-	-	-	-	6,595	-	-	6,595
Common shares issued for exercise of warrants	3,696,973	3,697	-	-	(3,697)	-	-	-
Net loss	-	-	-	-	-	(427,157)	-	(427,157)
Balance - October 31, 2019	417,413,478	$417,413	10,000,000	$10,000	$3,414,839	$(6,979,905)	$(100)	$(3,137,753)

.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

For the Three Months Ended October 31, 2020

	Common Stock		Preferred Stock			Additional		Accumulated Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Stock Sub. Rec.	Paid-in Capital	Accumulated (Deficit)	Comprehensive Loss	Stockholders’ (Deficit)

Balance - July 31, 2020	462,730,684	$462,731	10,000,000	$10,000	$(20,000)	$8,597,401	$(11,906,952)	$(100)	$(2,856,920)
Common shares issued for conversion of debt and interest	2,564,695	2,565	-	-	-	500,884	-	-	503,449
Restricted shares issued for consulting services and fees	1,246,250	1,246	-	-	-	285,391	-	-	286,637
Common shares issued for exercise of warrants	4,235,111	4,235	-	-	-	(4,235)	-	-	-
Common shares cancelled	(500,000)	(500)	-	-	20,000	(19,500)	-	-	-
Net loss	-	-	-	-	-	-	(841,271)	-	(841,271)
Balance - October 31, 2020	470,276,740	$470,277	10,000,000	$10,000	$-	$9,359,941	$(12,748,223)	$(100)	$(2,908,105)

.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MIRAGE ENERGY CORPORATION

Consolidated Statement of Cash Flows

(Unaudited)

	Three Months Ended
	October 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(841,271)	$(427,157)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation expense	395	395
Financing fees	6,500	32,648
Loss on change in fair value of convertible debt	292,263	106,263
Expenses paid by shareholder	5,048	8,575
Issuance of stock for services and fees	286,637	-
Changes in operating assets and liabilities:
Prepaid expenses	(14,916)	(2,035)
Accounts payable	45,021	58,088
Accrued expenses	5,867	5,250
Accrued salaries and payroll taxes, related parties	6,387	(9,061)
Net cash (used) in operating activities	(208,069)	(227,034)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan, related party	-	1,000
Repayments of loan, related party	(5,048)	(9,575)
Proceeds from sale of common stock	-	80,000
Proceeds from sale of convertible debt	215,000	297,500
Net cash provided by financing activities	209,952	368,925

Net increase in cash	1,883	141,891

Cash and cash equivalents - beginning of period	166,941	70,456

Cash and cash equivalents - end of period	$168,824	$212,347

Supplemental Cash Flow Disclosures
Cash paid for interest	$591	$134

Supplemental Non-Cash Activity Disclosures
Stock issued for convertible interest	$33,235	$31,778
Stock issued for convertible debt	$470,214	$320,813
Cashless exercise of warrants	$4,235	$3,697
Stock cancellation of stock subscription	$(20,000)	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MIRAGE ENERGY CORPORATION

Notes to the Consolidated Interim Financial Statements

October 31, 2020

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

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s 10-K filed with the Securities and Exchange Commission on November 19, 2020.

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

As of October 31, 2020 and July 31, 2020, the Company has convertible notes with a total base principal of $239,000 and $100,500, respectively, which become convertible in 180 days. There is a potential for 2,025,756 shares if the principal of $239,000 were converted at October 31, 2020. These notes will have a dilutive effect on common stock for the three months ended October 31, 2020. The Company has 10,000,000 shares of Mirage’s Series A Preferred Stock which possess 20 votes per share and are convertible into 200,000,000 common shares. As of October 31, 2020, the Company no longer has any outstanding common stock purchase warrants.

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

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had a net loss of $841,271 and had net cash used in operations of $208,069 for the three months ended October 31, 2020 and had an accumulated deficit and working capital deficit of $12,748,223 and $2,915,117 at that date. The Company has not established an ongoing source of revenues sufficient to cover its operating cost and requires additional capital to commence its operating plan. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about its ability to continue as a going concern.

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

NOTE 4 - DEBT

As of October 31, 2020, there were no shares of common stock that could be issued for convertible debt as shown in Note 9 - Subsequent Events as the notes were not convertible at October 31, 2020.

For the three months ended October 31, 2020, the Company received proceeds of $215,000 from convertible notes, which was net of $6,000 in fees deducted and converted $503,449 of convertible notes and interest. There was a $292,263 loss on change in fair value of convertible debt in total.

For the year ended July 31, 2020, the Company received proceeds of $297,500 from convertible notes, which was net of $30,500 in fees deducted and converted $4,921,471 of convertible notes and interest. There was a $3,991,040 loss on change in fair value of convertible debt in total.

A summary of debt at October 31, 2020 and July 31, 2020 is as follows:

	October 31,	July 31,
	2020	2020
Note, unsecured interest bearing at 2% per annum, due July 9, 2020	$50,000	$50,000
Note, unsecured interest bearing at 7.5% per annum, due April 15, 2018. This was an accounts payable bill that was converted to a loan as per Note 9 Commitments and Contingencies. This note is now in default as of April 16, 2018 and has a default interest of 17.5%.	77,844	77,844

Convertible debenture, unsecured, interest bearing at 12% per annum, issued June 12, 2018 in the amount of $18,000 with fees of $0 and cash proceeds of $18,000 which was paid directly to the vendor in the year ended July 31, 2018, convertible at December 9, 2018 with conversion price at a discount rate of 45% of market price which is the average of the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to the conversion date, maturity date of March 30, 2019. This note became convertible on December 9, 2018. This note defaulted on November 14, 2018 and a default penalty of $9,000 was added to the note for a total of $27,000 and incurred default interest rate of 22%. The convertible note had a net change in fair value of $7,157.

	76,531	69,374

Convertible debenture, unsecured, interest bearing at 8% per annum, issued September 12, 2019 in the amount of $82,500 with fees of $9,500 and cash proceeds of $73,000, convertible at March 10, 2020 with conversion price at a discount rate of 45% of market price which is the average of the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to conversion date; maturity date of July 12, 2020. This note was convertible on March 10, 2020. The note defaulted on November 16, 2019 and a default penalty of $83,692 was added to the note and incurred default interest rate of 24%. The convertible note had a net change in fair value of $285,106.

	-	211,977
Convertible debenture, unsecured, interest bearing at 10% per annum, issued September 21, 2020 in the amount of $153,000 with fees of $3,000 and cash proceeds of $150,000, convertible at March 20, 2021 with conversion price at a discount rate of 39% of market price which is the average of the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to conversion date; maturity date of July 21, 2021.	153,000	-
Convertible debenture, unsecured, interest bearing at 10% per annum, issued October 12, 2020 in the amount of $68,000 with fees of $3,000 and cash proceeds of $65,000, convertible at April 10, 2021 with conversion price at a discount rate of 39% of market price which is the average of the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to conversion date; maturity date of August 12, 2021.	68,000	-
Remaining unpaid portion due AT&T regarding cell phone installments	963	1,234
Total Debt	426,338	410,429
Less: Current Maturities	425,375	409,195
Total Long-Term Debt	$963	$1,234

NOTE 5 - RELATED PARTY TRANSACTIONS

As of October 31, 2020, the CEO and two other members of management and one other employee had earned accrued unpaid salary in the amount of $1,733,019. Accrued salaries of $1,733,019 combined with accrued payroll taxes of $68,439 for a total accrued related party salaries and payroll tax of $1,801,458 for the period from June 2015 until October 31, 2020.

Also, Mr. Michael Ward, President, was owed $5,048 for monies outlaid on behalf of the Company which was netted for $5,048 in payments received leaving a net due Mr. Ward of $0 at October 31, 2020. During the year ended July 31, 2020, Mr. Michael Ward, President, provided $10,100 directly to the Company during the year with an additional $29,642 owed for monies outlaid on behalf of the Company for a total loan amount of $39,742 which was netted for $39,742 in payments received leaving a net due Mr. Ward of $0 at July 31, 2020.

NOTE 6 - LEASES

On June 9, 2016, the Company entered into a Lease Agreement for its San Antonio, Texas office lease location. The Lease Period was for three (3) years beginning July 1, 2016. On July 1, 2019, the Company entered into a First Amendment to Lease Agreement at same location. The landlord continues to hold $6,921 as security which is to be returned at the end of the new lease. The new Lease Period is three (3) years beginning July 1, 2019. The Company shall pay as additional rent all other sums of money as shall become due and payable by them under this Lease. To date after thirteen (13) months of this thirty-six (36) month lease, no such additional charges have been made. The Company has incurred rent expense in the amount of $56,604 and $84,906 for the three months ended October 31, 2020 and for the year ended July 31, 2020, respectively. Below is the schedule of rent for the remaining Lease term as of October 31, 2020.

Year Ending	Amount
July 31, 2021	$56,604
July 31, 2022	84,906

Total Remaining Base Rent	$141,510

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company committed to eighteen (18) months of Acquisition of Pipeline Rights of Way to Marcos y Asociados with a total amount of $77,844 which was due April 15, 2018 and not paid as of October 31, 2020. Interest will continue accruing after October 31, 2020 until it is paid.

From time to time the Company may become a party to litigation matters involving claims against the Company. Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 8 - EQUITY

During the three months ended October 31, 2020, the Company issued 2,564,695 shares of common stock for conversion of a convertible note totaling $82,500 with a fair value of $470,214 for the debt and a fair value of $33,236 for the interest totaling $503,449.

Also, the Company issued a total of 4,235,111 shares of common stock as a cashless exercise of common stock warrants. On August 24, 2020, Crown Bridge Partners, LLC exercised the right to purchase 4,235,111 shares of common stock, respectively, per the Common Stock Warrants that were issued with the November 13, 2018 note.

For the three months ended October 31, 2020, the Company entered into agreement for 1,246,250 shares of common stock as compensation to consultants in the amount of $286,637.

For the three months ended October 31, 2020, the Company had a cancellation of stock subscription of 500,000 shares totaling $20,000.

NOTE 9 - SUBSEQUENT EVENTS

The Company evaluated events occurring subsequent to October 31, 2020, identifying those that are required to be disclosed as follows:

On December 9, 2020, the Company entered into a Securities Purchase Agreement with Power Up Lending Group Ltd. to issue a convertible note in the principal amount of $55,000, with unsecured, interest bearing at 10% per annum and a maturity date of September 9, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Except for historical information, this report contains certain forward-looking statements. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the “Current Business” and “Risk Factors” sections in our 10-K for the year ended July 31, 2020, as filed on November 19, 2020. You should carefully review the risks described in our documents we file from time to time with the Securities and Exchange Commission (“SEC”). You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

Discussion and Analysis of Financial Condition and Results of Operations

Revenues

Three month period ended October 31, 2020

For the three (3) month period ended October 31, 2020, we generated no revenue and incurred a net loss of $841,271.

Our net loss of $841,271 for the three (3) month period ended October 31, 2020 was the result of operating expenses of $541,566, interest expense of $7,442 and fair market value interest expense of $292,263. Our operating expenses consisted of $528,416 in general and administrative expenses and $13,150 in professional fees.

Three month period ended October 31, 2019

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

Three month period ended October 31, 2020 and 2019

For the three (3) months ended October 31, 2020, we had $541,566 in general and administrative expenses compared to $303,266 in general and administrative expenses for the three (3) months ended October 31, 2019. The $238,300 increase in general and administrative expenses was primarily the result of an increase in consulting, a decrease in financing fees and an increase in change in fair value of convertible debentures during the three (3) months ended October 31, 2020.

The professional fees for the three (3) months ending October 31, 2020 and October 31, 2019 were $13,150 and $40,291, respectively. The $27,141 decrease was primarily related to decrease in audit fees.

The executive compensation for the three (3) months ending October 31, 2020 and October 31, 2019 was $92,000 and $92,000, respectively. No change was due to the same executives employed at the same compensation during both periods.

Liquidity and Capital Resources

Cash Flows

Operating Activities

For the three (3) month period ended October 31, 2020, net cash used in operating activities was $208,069. The negative cash flow for the three (3) months ended October 31, 2020 related to our net loss of $841,271, an decrease in prepaid expenses of $14,916, an increase of $5,048 in expenses paid by shareholder, an increase of $286,637 in issuance of stock for services and fees, adjusted for $6,500 in financing fees, adjusted for depreciation of $395, a change of $292,263 in convertible debt due to fair market value, an increase of $45,021 in accounts payable, an increase of $5,867 accrued expenses and an increase of $6,387 in accrued salaries and payroll taxes – related parties.

For the three (3) month period ended October 31, 2019, net cash used in operating activities was $227,034. The negative cash flow for the three (3) months ended October 31, 2019 related to our net loss of $427,157, a decrease in prepaid expenses of $2,035, adjusted for $32,648 in financing fees, adjusted for depreciation of $395, a change of $106,263 in convertible debt due to fair market value, an increase of $8,575 in expenses paid by shareholder, an increase of $58,088 in accounts payable, an increase of $5,250 in accrued expenses and a decrease of $9,061 in accrued salaries and payroll taxes – related parties.

Investing Activities

For the three (3) months ended October 31, 2020 net cash used in investing activities was nil.

For the three (3) months ended October 31, 2019 net cash used in investing activities was nil.

Financing Activities

For the three (3) months ended October 31, 2020, net cash provided by financing activities was $209,952. The positive cash flow from financing activities for such period was comprised of proceeds from convertible debentures.

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

As of October 31, 2020, Mirage Energy Corporation had $168,824 in cash on hand and prepaid expenses of $24,475. Since Mirage Energy Corporation was unable to reasonably project its future revenue, it must presume that it will not generate any revenue during the next twelve (12) to twenty-four (24) months. We therefore will need to obtain additional debt or equity funding in the next two (2) – three (3) months, but there can be no assurances that such funding will be available to us in sufficient amounts or on reasonable terms.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended October 31, 2020, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended October 31, 2020 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Condensed Notes to Interim Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 31, 2020

Mirage Energy Corporation

(Registrant)

By:	/s/ Michael R. Ward	/s/ Michael R. Ward
	Michael R. Ward	Michael R. Ward
	Chief Executive Officer (Principal Executive Officer)	Chief Financial Officer (Principal Accounting Officer)

