Form 10-Q
period 2021-01-31
Mirage Energy Corp
filed 2021-06-02
CIK 1623360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended January 31, 2021

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

Securities registered pursuant to Section 12(b) of the Act: None

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: June 1, 2021, there were 473,318,407 shares of the Company’s common stock were issued and outstanding.

MIRAGE ENERGY CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2021

2

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

3

MIRAGE ENERGY CORPORATION

INDEX TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

January 31, 2021

4

MIRAGE ENERGY CORPORATION
Consolidated Balance Sheets

	January 31,	July 31,
	2021	2020
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$58,730	$166,941
Prepaid expenses	23,664	9,559
Total Current Assets	82,394	176,500

Property, plant and equipment, net	658	1,449

Other Assets
Deposits	6,921	6,921
Total Other Assets	6,921	6,921

TOTAL ASSETS	$89,973	$184,870

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$914,357	$836,290
Loan payable	127,844	127,844
Convertible debentures	981,601	281,351
Accrued salaries and payroll taxes, related parties	1,788,765	1,795,071
Total Current Liabilities	3,812,567	3,040,556

Long-Term Liabilities
Loan payable	2,167	1,234
TOTAL LIABILITIES	3,814,734	3,041,790

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001, 10,000,000 shares authorized, 10,000,000 shares issued and outstanding as of January 31, 2021 and July 31, 2020	10,000	10,000
Common stock, par value $0.001, 900,000,000 shares authorized, 470,476,740 shares issued and outstanding as of January 31, 2021; 462,730,684 shares issued and outstanding as of July 31, 2020	470,477	462,731
Stock subscription receivable	-	(20,000)
Additional paid-in capital	9,427,741	8,597,401
Accumulated deficit	(13,632,879)	(11,906,952)
Accumulated other comprehensive loss	(100)	(100)
TOTAL STOCKHOLDERS’ DEFICIT	(3,724,761)	(2,856,920)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$89,973	$184,870

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MIRAGE ENERGY CORPORATION

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2021	2020	2021	2020

OPERATING EXPENSES
General and administrative expenses	$281,117	$222,983	$809,533	$485,958
Professional fees	7,420	15,555	20,570	55,846
Total Operating Expenses	288,537	238,538	830,103	541,804

LOSS BEFORE OPERATIONS	(288,537)	(238,538)	(830,103)	(541,804)

OTHER EXPENSE
Interest expense	21,049	25,416	28,491	43,044
Change in fair value of convertible debt	436,820	503,085	729,083	609,348
Penalty on convertible debt	138,250	-	138,250	-
Total Other Expense	596,119	528,501	895,824	652,392

LOSS BEFORE INCOME TAXES	(884,656)	(767,039)	(1,725,927)	(1,194,196)

NET LOSS	(884,656)	(767,039)	(1,725,927)	(1,194,196)

TOTAL COMPREHENSIVE LOSS	$(884,656)	$(767,039)	$(1,725,927)	$(1,194,196)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	470,301,740	417,852,298	469,215,407	414,896,063

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MIRAGE ENERGY CORPORATION

Statement of Stockholders’ (Deficit)

(Unaudited)

For the Six Months Ended January 31, 2020

	Common Stock		Preferred Stock		Additional	Accumulated	Accumulated Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Earnings (Deficit)	Comprehensive Loss	Stockholders (Deficit)
Balance - July 31, 2019	406,886,489	$406,886	10,000,000	$10,000	$2,986,180	$(6,552,748)	$(100)	$(3,149,782)
Common shares issued for conversion of debt and interest	4,830,016	4,830	-	-	347,761	-	-	352,591
Sale of common stock	2,000,000	2,000	-	-	78,000	-	-	80,000
Common stock warrants issued and valued	-	-	-	-	6,595	-	-	6,595
Common shares issued for exercise of warrants	3,696,973	3,697	-	-	(3,697)	-	-	-
Net loss	-	-	-	-	-	(427,157)	-	(427,157)
Balance - October 31, 2019	417,413,478	$417,413	10,000,000	$10,000	$3,414,839	$(6,979,905)	$(100)	$(3,137,753)
Sale of common stock	4,200,000	4,200	-	-	142,800	-	-	147,000
Net loss	-	-	-	-	-	(767,039)	-	(767,039)
Balance - January 31, 2020	421,613,478	$421,613	10,000,000	$10,000	$3,557,639	$(7,746,944)	$(100)	$(3,757,792)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

For the Six Months Ended January 31, 2021

	Common Stock		Preferred Stock			Additional		Accumulated Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Stock Sub. Rec.	Paid-in Capital	Accumulated (Deficit)	Comprehensive Loss	Stockholders’ (Deficit)

Balance - July 31, 2020	462,730,684	$462,731	10,000,000	$10,000	$(20,000)	$8,597,401	$(11,906,952)	$(100)	$(2,856,920)
Common shares issued for conversion of debt and interest	2,564,695	2,565	-	-	-	500,884	-	-	503,449
Restricted shares issued for consulting services and fees	1,246,250	1,246	-	-	-	285,391	-	-	286,637
Common shares issued for exercise of warrants	4,235,111	4,235	-	-	-	(4,235)	-	-	-
Common shares cancelled	(500,000)	(500)	-	-	20,000	(19,500)	-	-	-
Net loss	-	-	-	-	-	-	(841,271)	-	(841,271)
Balance - October 31, 2020	470,276,740	$470,277	10,000,000	$10,000	$-	$9,359,941	$(12,748,223)	$(100)	$(2,908,105)
Restricted shares issued for services and fees	200,000	200	-	-	-	67,800	-		68,000
Net loss	-	-	-	-	-		(884,656)		(884,656)
Balance - January 31, 2021	470,476,740	$470,477	10,000,000	$10,000	$-	$9,427,741	$(13,632,879)	$(100)	$(3,724,761)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MIRAGE ENERGY CORPORATION

Consolidated Statement of Cash Flows

(Unaudited)

	Six Months Ended
	January 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,725,927)	$(1,194,196)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation expense	791	791
Financing fees	13,500	34,298
Loss on change in fair value of convertible debt	729,083	609,347
Penalty on convertible debt	138,250	-
Expenses paid by shareholder	8,945	16,611
Issuance of stock for services and fees	354,637	-
Changes in operating assets and liabilities:
Prepaid expenses	(14,105)	(107)
Accounts payable	78,999	110,657
Accrued expenses	5,867	5,250
Accrued salaries and payroll taxes, related parties	(6,306)	(56,991)
Net cash (used) in operating activities	(416,266)	(474,340)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan, related party	-	1,000
Repayments of loan, related party	(8,945)	(17,611)
Proceeds from sale of common stock	-	227,000
Proceeds from sale of convertible debt	317,000	297,500
Net cash provided by financing activities	308,055	507,889

Net increase (decrease) in cash	(108,211)	33,549

Cash and cash equivalents - beginning of period	166,941	70,456

Cash and cash equivalents - end of period	$58,730	$104,005

Supplemental Cash Flow Disclosures
Cash paid for interest	$1,409	$134

Supplemental Non-Cash Activity Disclosures
Stock issued for convertible interest	$33,235	$31,778
Stock issued for convertible debt	$470,214	$320,813
Cashless exercise of warrants	$4,235	$3,697
Stock cancellation of stock subscription	$20,000	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MIRAGE ENERGY CORPORATION

Notes to the Consolidated Interim Financial Statements

January 31, 2021

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

As of January 31, 2021 and July 31, 2020, the Company has convertible notes with a total base principal of $348,000 and $100,500, respectively, which become convertible in 180 days. There is a potential for 2,356,102 shares if the principal of $348,000 were converted at January 31, 2021. These notes will have a dilutive effect on common stock for the quarter ended January 31, 2021. The Company has 10,000,000 shares of Mirage’s Series A Preferred Stock which possess 20 votes per share and are convertible into 200,000,000 common shares. As of January 31, 2021, the Company no longer has any outstanding common stock purchase warrants.

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

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had a net loss of $1,725,927 and had net cash used in operations of $416,266 for the six months ended January 31, 2021 and had an accumulated deficit and working capital deficit of $13,632,879 and $3,730,173 at that date. The Company has not established an ongoing source of revenues sufficient to cover its operating cost and requires additional capital to commence its operating plan. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about its ability to continue as a going concern.

/

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

NOTE 4 - DEBT

As of January 31, 2021, the number of shares of common stock that can be issued for convertible debt are 2,356,102, which have not been converted as of this filing date.

For the six months ended January 31, 2021, the Company received proceeds of $317,000 from convertible notes, which was net of $13,500 in fees deducted and converted $503,449 of convertible notes and interest. There was a $729,083 loss on change in fair value of convertible debt in total.

For the year ended July 31, 2020, the Company received proceeds of $297,500 from convertible notes, which was net of $30,500 in fees deducted and converted $4,921,471 of convertible notes and interest. There was a $3,991,040 loss on change in fair value of convertible debt in total.

A summary of debt at January 31, 2021 and July 31, 2020 is as follows:

	January 31,	July 31,
	2021	2020
Note, unsecured interest bearing at 2% per annum, due July 9, 2020	$50,000	$50,000
Note, unsecured interest bearing at 7.5% per annum, due April 15, 2018. This was an accounts payable bill that was converted to a loan as per Note 7 Commitments and Contingencies. This note is now in default as of April 16, 2018 and has a default interest of 17.5%.	77,844	77,844

Convertible debenture, unsecured, interest bearing at 12% per annum, issued June 12, 2018 in the amount of $18,000 with fees of $0 and cash proceeds of $18,000 which was paid directly to the vendor in the year ended July 31, 2018, convertible at December 9, 2018 with conversion price at a discount rate of 45% of market price which is the average of the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to the conversion date, maturity date of March 30, 2019. This note became convertible on December 9, 2018. This note defaulted on November 14, 2018 and a default penalty of $9,000 was added to the note for a total of $27,000 and incurred default interest rate of 22%. The convertible note had a net gain on change in fair value of $6,877.

	62,497	69,374
	-	211,977

Convertible debenture, unsecured, interest bearing at 10% per annum, issued September 21, 2020 in the amount of $153,000 with fees of $3,000 and cash proceeds of $150,000, convertible at March 20, 2021 with conversion price at a discount rate of 39% of market price which is the average of the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to conversion date; maturity date of July 21, 2021. This note defaulted on November 4, 2020 and a default penalty of $76,500 was added to the note for a total of $229,500. The note became immediately convertible. The convertible note had a loss in net change in fair value of $249,478.

	478,978	-

Convertible debenture, unsecured, interest bearing at 10% per annum, issued October 12, 2020 in the amount of $68,000 with fees of $3,000 and cash proceeds of $65,000, convertible at April 10, 2021 with conversion price at a discount rate of 39% of market price which is the average of the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to conversion date; maturity date of August 12, 2021. This note defaulted on November 4, 2020 and a default penalty of $34,000 was added to the note for a total of $102,000. The note became immediately convertible. The convertible note had a loss in net change in fair value of $110,879.

	212,879	-

Convertible debenture, unsecured, interest bearing at 10% per annum, issued December 9, 2020 in the amount of $55,500 with fees of $3,500 and cash proceeds of $52,000, convertible at June 7, 2021 with conversion price at a discount rate of 39% of market price which is the average of the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to conversion date; maturity date of September 9, 2021. This note defaulted on December 21, 2020 and a default penalty of $27,750 was added to the note for a total of $83,250. The note became immediately convertible. The convertible note had a loss in net change in fair value of $90,497.

	173,747	-
Convertible debenture, unsecured, interest bearing at 10% per annum, issued January 12, 2021 in the amount of $53,500 with fees of $3,500 and cash proceeds of $50,000, convertible at July 11, 2021 with conversion price at a discount rate of 39% of market price which is the average of the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to conversion date; maturity date of November 12, 2021.	53,500	-
Remaining unpaid portion due AT&T regarding cell phone installments	2,167	1,234
Total Debt	1,111,612	410,429
Less: Current Maturities	1,109,445	409,195
Total Long-Term Debt	$2,167	$1,234

NOTE 5 - RELATED PARTY TRANSACTIONS

As of January 31, 2021, the CEO and two other members of management and one other employee had earned accrued unpaid salary in the amount of $1,716,410. Accrued salaries of $1,716,410 combined with accrued payroll taxes of $72,355 for a total accrued related party salaries and payroll tax of $1,788,765 for the period from June 2015 until January 31, 2021.

Also, Mr. Michael Ward, President, was owed $8,945 for monies outlaid on behalf of the Company which was netted for $8,945 in payments received leaving a net due Mr. Ward of $0 at January 31, 2021. During the year ended July 31, 2020, Mr. Michael Ward, President, provided $10,100 directly to the Company during the year with an additional $29,642 owed for monies outlaid on behalf of the Company for a total loan amount of $39,742 which was netted for $39,742 in payments received leaving a net due Mr. Ward of $0 at July 31, 2020.

NOTE 6 - LEASES

On June 9, 2016, the Company entered into a Lease Agreement for its San Antonio, Texas office lease location. The Lease Period was for three (3) years beginning July 1, 2016. On July 1, 2019, the Company entered into a First Amendment to Lease Agreement at same location. The landlord continues to hold $6,921 as security which is to be returned at the end of the new lease. The new Lease Period is three (3) years beginning July 1, 2019. The Company shall pay as additional rent all other sums of money as shall become due and payable by them under this Lease. To date after nineteen (19) months of this thirty-six (36) month lease, no such additional charges have been made. The Company has incurred rent expense in the amount of $43,465 and $84,906 for the six months ended January 31, 2021 and for the year ended July 31, 2020, respectively. Below is the schedule of rent for the remaining Lease term as of January 31, 2021.

Year Ending	Amount
July 31, 2021	$42,453
July 31, 2022	84,906

Total Remaining Base Rent	$127,359

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company committed to eighteen (18) months of Acquisition of Pipeline Rights of Way to Marcos y Asociados with a total amount of $77,844 which was due April 15, 2018 and not paid as of January 31, 2021. Interest will continue accruing after January 31, 2021 until it is paid.

From time to time the Company may become a party to litigation matters involving claims against the Company. Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 8 - EQUITY

During the six months ended January 31, 2021, the Company issued 2,564,695 shares of common stock for conversion of a convertible note totaling $82,500 with a fair value of $470,214 for the debt and a fair value of $33,235 for the interest totaling $503,449.

Also, the Company issued a total of 4,235,111 shares of common stock as a cashless exercise of common stock warrants. On August 24, 2020, Crown Bridge Partners, LLC exercised the right to purchase 4,235,111 shares of common stock, respectively, per the Common Stock Warrants that were issued with the November 13, 2018 note.

For the six months ended January 31, 2021, the Company entered into agreements for 1,446,250 shares of common stock as fee compensation to consultants in the amount of $286,637 and to directors in the amount of $68,000.

For the six months ended January 31, 2021, the Company had a cancellation of stock subscription of 500,000 shares totaling $20,000.

NOTE 9 - SUBSEQUENT EVENTS

The Company evaluated events occurring after January 31, 2021, identifying those that are required to be disclosed as follows:

In February 2021, the Company offered and sold 41,667 shares of common stock at $0.24 per share for $10,000.

On March 9, 2021, the Company entered into a Securities Purchase Agreement with Power Up Lending Group Ltd. to issue a convertible note in the principal amount of $53,500, with unsecured, interest bearing at 10% per annum and a maturity date of January 9, 2022.

In May 2021, the Company offered and sold 4,050,000 shares of common stock at $0.10 per share for $405,000 but 1,250,000 shares have not yet been issued as of this filing date.

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

Corporate Overview

Company’s Plans

The Company has proposed to develop an integrated natural gas pipeline system in Texas and Mexico. The purpose of these pipelines will transport and store natural gas in an underground natural gas storage facility, which the Company proposes to permit and develop in northern Mexico. The Company has completed the design and engineering work which was presented to the representatives of various Mexican regulatory agencies.

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
“Brasil Field” is the gas storage facility “Concho Line” “Progreso Line” “Progreso Crossing” “Storage Line” (pipeline running from Aqua Dulce / Banquette to the Brasil Field storage facility)

•	Mirage 2 - 48-inch Pipeline Rehabilitation (natural gas)
Pipeline running from Reynosa, Mexico to Nuevo

•	Mirage 3 - 30-inch and 48-inch Pipeline Rehabilitation (crude oil)
Bi-directional transport of crude oil across the Tehuantepec Isthmus of Mexico

BBI has completed its Due Diligence activities prior to a Final Closing.

Discussion and Analysis of Financial Condition and Results of Operations

Revenues

Three month period ended January 31, 2021

For the three (3) month period ended January 31, 2021, we generated no revenue and incurred a net loss of $884,656.

Our net loss of $884,656 for the three (3) month period ended January 31, 2021 was the result of operating expenses of $288,537, interest expense of $21,049, fair market value interest expense of $436,820 and penalty on convertible debt of $138,250. Our operating expenses consisted of $281,117 in general and administrative expenses and $7,420 in professional fees.

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

Costs and Expenses

Our primary costs going forward are related to travel, professional fees, legal fees, financing fees and salaries and related payroll taxes associated with our proposed pipeline and natural gas storage activities in Mexico and Texas.

Three month period ended January 31, 2021 and 2020

For the three (3) months ended January 31, 2021, we had $281,117 in general and administrative expenses compared to $222,983 in general and administrative expenses for the three (3) months ended January 31, 2020. The $58,134 increase in general and administrative expenses was primarily the result of an increase in directors fees, an increase in financing fees, an increase in payroll tax, an increase in telephone expenses and a decrease in travel and entertainment expenses during the three (3) months ended January 31, 2021.

The professional fees for the three (3) months ending January 31, 2021 and January 31, 2020 were $7,420 and $15,555, respectively. The $8,135 decrease was primarily related to decrease in legal fees.

The executive compensation for the three (3) months ending January 31, 2021 and January 31, 2020 was $92,000 and $92,000, respectively. No change was due to the same executives employed at the same compensation during both periods.

Six month period ended January 31, 2021 and 2020

For the six (6) months ended January 31, 2021, we had $809,533 in general and administrative expenses compared to $485,958 in general and administrative expenses for the six (6) months ended January 31, 2020. The $323,575 increase in general and administrative expenses was primarily the result of spending increase in consulting, an increase in directors fees, a decrease in travel and entertainment, an decrease in financing fees, an increase in public relations and an increase in telephone expenses during the six (6) months ended January 31, 2021.

The professional fees for the six (6) months ending January 31, 2021 and January 31, 2020 were $20,570 and $55,846, respectively. The $35,276 decrease was primarily related to a spending decrease for audit fees, a decrease in legal fees and a decrease in transfer agent fees.

The executive compensation for the six (6) months ending January 31, 2021 and January 31, 2020 was $184,000 and $184,000 respectively. No change was due to the same executives employed at the same compensation during both periods.

Liquidity and Capital Resources

Cash Flows

Operating Activities

For the six (6) month period ended January 31, 2021, net cash used in operating activities was $416,266. The negative cash flow for the six (6) months ended January 31, 2021 related to our net loss of $1,725,927, a decrease in prepaid expenses of $14,105, an increase of $8,945 in expenses paid by shareholder, an increase of $138,250 in convertible debt due to default, an increase of $354,637 in issuance of stock for services and fees, adjusted for $13,500 in financing fees, adjusted for depreciation of $791, a change of $729,083 in convertible debt due to fair market value, an increase of $78,999 in accounts payable, an increase of $5,867 accrued expenses and a decrease of $6,306 in accrued salaries and payroll taxes – related parties.

For the six (6) month period ended January 31, 2020, net cash used in operating activities was $474,340. The negative cash flow for the six (6) months ended January 31, 2020 related to our net loss of $1,194,196, a decrease in prepaid expenses of $107, an increase of expenses paid by shareholder of $16,611, adjusted for $34,298 in financing fees, adjusted for depreciation of $791, a change of $609,347 in convertible debt due to fair market value, an increase of $110,657 in accounts payable, an increase of $5,250 in accrued expenses and a decrease of $56,991 in accrued salaries and payroll taxes - related parties.

Investing Activities

For the six (6) months ended January 31, 2021 net cash used in investing activities was nil.

For the six (6) months ended January 31, 2020 net cash used in investing activities was nil.

Financing Activities

For the six (6) months ended January 31, 2021, net cash provided by financing activities was $308,055. The positive cash flow from financing activities for such period was comprised of proceeds from convertible debentures.

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

As of January 31, 2021, Mirage Energy Corporation had $58,730 in cash on hand and prepaid expenses of $23,664. Since Mirage Energy Corporation was unable to reasonably project its future revenue, it must presume that it will not generate any revenue during the next twelve (12) to twenty-four (24) months. We therefore will need to obtain additional debt or equity funding in the next two (2) – three (3) months, but there can be no assurances that such funding will be available to us in sufficient amounts or on reasonable terms.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended January 31, 2021, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

8

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

101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended January 31, 2021 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Condensed Notes to Interim Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 2, 2021

Mirage Energy Corporation

(Registrant)

By:	/s/ Michael R. Ward	/s/ Michael R. Ward
	Michael R. Ward	Michael R. Ward
	Chief Executive Officer (Principal Executive Officer)	Chief Financial Officer (Principal Accounting Officer)

