Form 10-Q
period 2021-04-30
Mirage Energy Corp
filed 2021-09-28
CIK 1623360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended April 30, 2021

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

Securities registered pursuant to Section 12(b) of the Act: None

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: September 24, 2021, there were 479,674,365 shares of the Company’s common stock were issued and outstanding.

MIRAGE ENERGY CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2021

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

3

MIRAGE ENERGY CORPORATION

INDEX TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

APRIL 30, 2021

4

MIRAGE ENERGY CORPORATION
Consolidated Balance Sheets

	April 30,	July 31,
	2021	2020
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$2,557	$166,941
Prepaid expenses	14,324	9,559
Total Current Assets	16,881	176,500

Property, plant and equipment, net	263	1,449

Other Assets
Deposits	6,921	6,921
Total Other Assets	6,921	6,921

TOTAL ASSETS	$24,065	$184,870

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$997,337	$836,290
Loan payable	127,844	127,844
Convertible debentures	846,780	281,351
Accrued salaries and payroll taxes, related parties	1,812,564	1,795,071
Total Current Liabilities	3,784,525	3,040,556

Long-Term Liabilities
Loan payable	1,637	1,234
TOTAL LIABILITIES	3,786,162	3,041,790

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001, 10,000,000 shares authorized, 10,000,000 shares issued and outstanding as of April 30, 2021 and July 31, 2020	10,000	10,000
Common stock, par value $0.001, 900,000,000 shares authorized, 470,518,407 shares issued and outstanding as of April 30, 2021; 462,730,684 shares issued and outstanding as of July 31, 2020	470,519	462,731
Stock subscription receivable	-	(20,000)
Additional paid-in capital	11,337,699	8,597,401
Accumulated deficit	(15,580,215)	(11,906,952)
Accumulated other comprehensive loss	(100)	(100)
TOTAL STOCKHOLDERS’ DEFICIT	(3,762,097)	(2,856,920)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$24,065	$184,870

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MIRAGE ENERGY CORPORATION

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2021	2020	2021	2020

OPERATING EXPENSES
General and administrative expenses	$2,107,570	$235,056	$2,917,103	$721,014
Professional fees	16,624	13,717	37,194	69,563
Total Operating Expenses	2,124,194	248,773	2,954,297	790,577

LOSS BEFORE OPERATIONS	(2,124,194)	(248,773)	(2,954,297)	(790,577)

OTHER EXPENSE / (INCOME)
Interest expense	11,463	26,586	39,954	69,630
Change in fair value of convertible debt	(215,071)	69,392	514,012	678,739
Penalty on convertible debt	26,750	314,633	165,000	314,634
Total Other Expense/(Income)	(176,858)	410,611	718,966	1,063,003

LOSS BEFORE INCOME TAXES	(1,947,336)	(659,384)	(3,673,263)	(1,853,580)

NET LOSS	(1,947,336)	(659,384)	(3,673,263)	(1,853,580)

TOTAL COMPREHENSIVE LOSS	$(1,947,336)	$(659,384)	$(3,673,263)	$(1,853,580)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	470,489,561	423,375,776	469,639,432	418,864,811

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MIRAGE ENERGY CORPORATION

Statement of Stockholders’ (Deficit)

(Unaudited)

For the Nine Months Ended April 30, 2020

	Common Stock		Preferred Stock		Additional	Accumulated	Accumulated Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Earnings (Deficit)	Comprehensive Loss	Stockholders (Deficit)
Balance - July 31, 2019	406,886,489	$406,886	10,000,000	$10,000	$2,986,180	$(6,552,748)	$(100)	$(3,149,782)
Common shares issued for conversion of debt and interest	4,830,016	4,830	-	-	347,761	-	-	352,591
Sale of common stock	2,000,000	2,000	-	-	78,000	-	-	80,000
Common stock warrants issued and valued	-	-	-	-	6,595	-	-	6,595
Common shares issued for exercise of warrants	3,696,973	3,697	-	-	(3,697)	-	-	-
Net loss	-	-	-	-	-	(427,157)	-	(427,157)
Balance - October 31, 2019	417,413,478	$417,413	10,000,000	$10,000	$3,414,839	$(6,979,905)	$(100)	$(3,137,753)
Sale of common stock	4,200,000	4,200	-	-	142,800	-	-	147,000
Net loss	-	-	-	-	-	(767,039)	-	(767,039)
Balance - January 31, 2020	421,613,478	$421,613	10,000,000	$10,000	$3,557,639	$(7,746,944)	$(100)	$(3,757,792)
Sale of common stock	3,083,334	3,084	-	-	181,916	-	-	185,000
Common shares issued for exercise of warrants	4,109,828	4,109	-	-	(4,109)	-	-	-
Net loss	-	-	-	-	-	(659,384)	-	(659,384)
Balance – April 30, 2020	428,806,640	$428,806	10,000,000	$10,000	$3,735,447	$(8,406,328)	$(100)	$(4,232,176)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

For the Nine Months Ended April 30, 2021

	Common Stock		Preferred Stock			Additional		Accumulated Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Stock Sub. Rec.	Paid-in Capital	Accumulated (Deficit)	Comprehensive Loss	Stockholders’ (Deficit)

Balance - July 31, 2020	462,730,684	$462,731	10,000,000	$10,000	$(20,000)	$8,597,401	$(11,906,952)	$(100)	$(2,856,920)
Common shares issued for conversion of debt and interest	2,564,695	2,565	-	-	-	500,884	-	-	503,449
Restricted shares issued for consulting services and fees	1,246,250	1,246	-	-	-	285,391	-	-	286,637
Common shares issued for exercise of warrants	4,235,111	4,235	-	-	-	(4,235)	-	-	-
Common shares cancelled	(500,000)	(500)	-	-	20,000	(19,500)	-	-	-
Net loss	-	-	-	-	-	-	(841,271)	-	(841,271)
Balance - October 31, 2020	470,276,740	$470,277	10,000,000	$10,000	$-	$9,359,941	$(12,748,223)	$(100)	$(2,908,105)
Restricted shares issued for services and fees	200,000	200	-	-	-	67,800	-		68,000
Net loss	-	-	-	-	-		(884,656)		(884,656)
Balance - January 31, 2021	470,476,740	$470,477	10,000,000	$10,000	$-	$9,427,741	$(13,632,879)	$(100)	$(3,724,761)
Sale of common stock	41,667	42	-	-	-	9,958	-	-	10,000
CEO gifted shares treated as returned to the company (5,000,000)	(5,000,000)	(5,000)	-	-	-	5,000	-	-	-
Gifted shares treated as issued by the company 5,000,000	5,000,000	5,000				1,895,000	-	-	1,900,000
Net loss	-	-	-	-	-	-	(1,947,336)	-	(1,947,336)
Balance – April 30, 2021	470,518,407	$470,519	10,000,000	$10,000	-	$11,337,699	$(15,580,215)	$(100)	$(3,762,097)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MIRAGE ENERGY CORPORATION

Consolidated Statement of Cash Flows

(Unaudited)

	Nine Months Ended
	April 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,673,263)	$(1,853,580)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation expense	1,186	1,186
Financing fees	17,000	35,947
Loss on change in fair value of convertible debt	514,012	678,739
Penalty on convertible debt	165,000	314,634
Expenses paid by shareholder	14,524	16,611
Issuance of stock for services and fees	2,254,637	-
Changes in operating assets and liabilities:
Prepaid expenses	(4,765)	(6,578)
Accounts payable	161,449	198,896
Accrued expenses	5,867	5,250
Accrued salaries and payroll taxes, related parties	17,493	(79,144)
Net cash (used) in operating activities	(526,860)	(688,039)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan, related party	-	1,000
Repayments of loan, related party	(14,524)	(17,611)
Proceeds from sale of common stock	10,000	412,000
Proceeds from sale of convertible debt	367,000	297,500
Net cash provided by financing activities	362,476	692,889

Net increase (decrease) in cash	(164,384)	4,850

Cash and cash equivalents - beginning of period	166,941	70,456

Cash and cash equivalents - end of period	$2,557	$75,306

Supplemental Cash Flow Disclosures
Cash paid for interest	$2,162	$1,199

Supplemental Non-Cash Activity Disclosures
Stock issued for convertible interest	$33,235	$31,778
Stock issued for convertible debt	$470,214	$320,813
Cashless exercise of warrants	$4,235	$7,806
Stock cancellation of stock subscription	$20,000	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MIRAGE ENERGY CORPORATION

Notes to the Consolidated Interim Financial Statements

April 30, 2021

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

As of April 30, 2021 and July 31, 2020, the Company has convertible notes with a total base principal of $401,500 and $100,500, respectively, which become convertible in 180 days. There is a potential for 1,908,298 shares if the principal of $401,500 were converted at April 30, 2021. These notes will have a dilutive effect on common stock for the quarter ended April 30, 2021. The Company has 10,000,000 shares of Mirage’s Series A Preferred Stock which possess 20 votes per share and are convertible into 200,000,000 common shares. As of April 30, 2021, the Company no longer has any outstanding common stock purchase warrants.

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

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had a net loss of $3,673,263 and had net cash used in operations of $526,860 for the nine months ended April 30, 2021 and had an accumulated deficit and working capital deficit of $15,580,215 and $3,767,644 at that date. The Company has not established an ongoing source of revenues sufficient to cover its operating cost and requires additional capital to commence its operating plan. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about its ability to continue as a going concern.

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

NOTE 4 - DEBT

As of April 30, 2021, the number of shares of common stock that can be issued for convertible debt are 1,908,298, of which 600,512 have not been converted as of this filing date.

For the nine months ended April 30, 2021, the Company received proceeds of $367,000 from convertible notes, which was net of $17,000 in fees deducted and converted $503,449 of convertible notes and interest. There was a $514,012 loss on change in fair value of convertible debt in total.

For the year ended July 31, 2020, the Company received proceeds of $297,500 from convertible notes, which was net of $30,500 in fees deducted and converted $4,921,471 of convertible notes and interest. There was a $3,991,040 loss on change in fair value of convertible debt in total.

A summary of debt at April 30, 2021 and July 31, 2020 is as follows:

	April 30,	July 31,
	2021	2020
Note, unsecured interest bearing at 2% per annum, due July 9, 2020	$50,000	$50,000
Note, unsecured interest bearing at 7.5% per annum, due April 15, 2018. This was an accounts payable bill that was converted to a loan as per Note 7 Commitments and Contingencies. This note is now in default as of April 16, 2018 and has a default interest of 17.5%.	77,844	77,844

Convertible debenture, unsecured, interest bearing at 12% per annum, issued June 12, 2018 in the amount of $18,000 with fees of $0 and cash proceeds of $18,000 which was paid directly to the vendor in the year ended July 31, 2018, convertible at December 9, 2018 with conversion price at a discount rate of 45% of market price which is the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to the conversion date, maturity date of March 30, 2019. This note became convertible on December 9, 2018. This note defaulted on November 14, 2018 and a default penalty of $9,000 was added to the note for a total of $27,000 and incurred default interest rate of 22%. The convertible note had a net gain on change in fair value of $24,122.

	45,252	69,374

Convertible debenture, unsecured, interest bearing at 8% per annum, issued September 12, 2019 in the amount of $82,500 with fees of $9,500 and cash proceeds of $73,000, convertible at March 10, 2020 with conversion price at a discount rate of 45% of market price which is the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to conversion date; maturity date of July 12, 2020. This note was convertible on March 10, 2020. The note defaulted on November 16, 2019 and a default penalty of $83,692 was added to the note and incurred default interest rate of 24%. At time of conversion in August 2020, it was determined no default was added. During the month of August 2020, $82,500 of this debt plus $5,867 in interest was converted and the Company issued 2,564,695 shares of common stock with a fair value of $470,214 for the debt and a fair value of $33,235 for the interest totaling $503,449. The convertible note had a loss in net change in fair value of $257,737.

	-	211,977

Convertible debenture, unsecured, interest bearing at 10% per annum, issued September 21, 2020 in the amount of $153,000 with fees of $3,000 and cash proceeds of $150,000, convertible at March 20, 2021 with conversion price at a discount rate of 39% of market price which is the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to conversion date; maturity date of July 21, 2021. This note defaulted on November 4, 2020 and a default penalty of $76,500 was added to the note for a total of $229,500. The note became immediately convertible. The convertible note had a loss in net change in fair value of $117,313.

	346,813	-

Convertible debenture, unsecured, interest bearing at 10% per annum, issued October 12, 2020 in the amount of $68,000 with fees of $3,000 and cash proceeds of $65,000, convertible at April 10, 2021 with conversion price at a discount rate of 39% of market price which is the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to conversion date; maturity date of August 12, 2021. This note defaulted on November 4, 2020 and a default penalty of $34,000 was added to the note for a total of $102,000. The note became immediately convertible. The convertible note had a loss in net change in fair value of $52,139.

	154,139	-

Convertible debenture, unsecured, interest bearing at 10% per annum, issued December 9, 2020 in the amount of $55,500 with fees of $3,500 and cash proceeds of $52,000, convertible at June 7, 2021 with conversion price at a discount rate of 39% of market price which is the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to conversion date; maturity date of September 9, 2021. This note defaulted on December 21, 2020 and a default penalty of $27,750 was added to the note for a total of $83,250. The note became immediately convertible. The convertible note had a loss in net change in fair value of $42,555.

	125,805	-

Convertible debenture, unsecured, interest bearing at 10% per annum, issued January 12, 2021 in the amount of $53,500 with fees of $3,500 and cash proceeds of $50,000, convertible at July 11, 2021 with conversion price at a discount rate of 39% of market price which is the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to conversion date; maturity date of November 12, 2021. This note defaulted on March 23, 2021 and a default penalty of $26,750 was added to the note for a total of $80,250. The note became immediately convertible. The convertible note had a loss in net change in fair value of $41,021.

	121,271	-
Convertible debenture, unsecured, interest bearing at 10% per annum, issued March 9, 2021 in the amount of $53,500 with fees of $3,500 and cash proceeds of $50,000, convertible at July 11, 2021 with conversion price at a discount rate of 39% of market price which is the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to conversion date; maturity date of January 9, 2022.	53,500	-
Remaining unpaid portion due AT&T regarding cell phone installments	1,637	1,234
Total Debt	976,261	410,429
Less: Current Maturities	974,624	409,195
Total Long-Term Debt	$1,637	$1,234

NOTE 5 - RELATED PARTY TRANSACTIONS

As of April 30, 2021, the CEO and two other members of management and one other employee had earned accrued unpaid salary in the amount of $1,738,748. Accrued salaries of $1,738,748 combined with accrued payroll taxes of $73,816 for a total accrued related party salaries and payroll tax of $1,812,564 for the period from June 2015 until April 30, 2021.

Also, Mr. Michael Ward, President, was owed $14,524 for monies outlaid on behalf of the Company which was netted for $14,524 in payments received leaving a net due Mr. Ward of $0 at April 30, 2021. During the year ended July 31, 2020, Mr. Michael Ward, President, provided $10,100 directly to the Company during the year with an additional $29,642 owed for monies outlaid on behalf of the Company for a total loan amount of $39,742 which was netted for $39,742 in payments received leaving a net due to Mr. Ward of $0 at July 31, 2020.

In March 2021, the CEO gifted four individuals 5,000,000 of his personal shares of the Company. These shares have been accounted for as if they were returned to the company by the CEO and reissued by the Company to the individuals at their fair value of $1,900,000.

NOTE 6 - LEASES

On June 9, 2016, the Company entered into a Lease Agreement for its San Antonio, Texas office lease location. The Lease Period was for three (3) years beginning July 1, 2016. On July 1, 2019, the Company entered into a First Amendment to Lease Agreement at same location. The landlord continues to hold $6,921 as security which is to be returned at the end of the new lease. The new Lease Period is three (3) years beginning July 1, 2019. The Company shall pay as additional rent all other sums of money as shall become due and payable by them under this Lease. To date after twenty-five (25) months of this thirty-six (36) month lease, no such additional charges have been made. The Company has incurred rent expense in the amount of $65,203 and $84,906 for the nine months ended April 30, 2021 and for the year ended July 31, 2020, respectively. Below is the schedule of rent for the remaining Lease term as of April 30, 2021.

Year Ending	Amount
July 31, 2021	$21,226
July 31, 2022	84,906

Total Remaining Base Rent	$106,132

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company committed to eighteen (18) months of Acquisition of Pipeline Rights of Way to Marcos y Asociados with a total amount of $77,844 which was due April 15, 2018 and not paid as of April 30, 2021. Interest will continue accruing after April 30, 2021 until it is paid.

From time to time the Company may become a party to litigation matters involving claims against the Company. Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 8 - EQUITY

During the nine months ended April 30, 2021, the Company issued 2,564,695 shares of common stock for conversion of a convertible note totaling $82,500 with a fair value of $470,214 for the debt and a fair value of $33,235 for the interest totaling $503,449.

Also, the Company issued a total of 4,235,111 shares of common stock as a cashless exercise of common stock warrants. On August 24, 2020, Crown Bridge Partners, LLC exercised the right to purchase 4,235,111 shares of common stock, respectively, per the Common Stock Warrants that were issued with the November 13, 2018 note.

For the nine months ended April 30, 2021, the Company entered into agreements for 1,446,250 shares of common stock as fee compensation to consultants in the amount of $286,637 and to directors in the amount of $68,000.

For the nine months ended April 30, 2021, the Company had a cancellation of stock subscription of 500,000 shares totaling $20,000.

For the nine months ended April 30, 2021, the Company offered and sold 41,667 shares of common stock valued at $0.24 per share for $10,000.

NOTE 9 - SUBSEQUENT EVENTS

The Company evaluated events occurring after April 30, 2021, identifying those that are required to be disclosed as follows:

In May 2021, the Company offered and sold 4,050,000 shares of common stock at $0.10 per share for $405,000.

In June 2021, Power Up Lending Group Ltd converted principal in the amount of $237,150 of the $153,000 note issued September 21, 2020 for 2,355,015 shares of common stock.

In June 2021, Power Up Lending Group Ltd converted principal in the amount of $105,400 of the $68,000 note issued October 12, 2020 for 1,046,673 shares of common stock.

In June 2021, Power Up Lending Group Ltd converted principal in the amount of $86,025 of the $55,500 note issued December 9, 2020 for 854,270 shares of common stock.

In August 2021, the Company offered and sold 437,500 shares of common stock at $0.08 per share for $35,000.

In September 2021, the Company offered and sold 475,000 shares of common stock at $0.08 per share for $38,000 but 62,500 shares have not yet been issued as of this filing date.

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

Discussion and Analysis of Financial Condition and Results of Operations

Revenues

Three month period ended April 30, 2021

For the three (3) month period ended April 30, 2021, we generated no revenue and incurred a net loss of $1,947,336.

Our net loss of $1,947,336 for the three (3) month period ended April 30, 2021 was the result of operating expenses of $2,107,570, interest expense of $11,463, gain from change in fair market value convertible debt of $215,071 and penalty on convertible debt of $26,750. Our operating expenses consisted of $2,124,194 in general and administrative expenses and $16,624 in professional fees.

Three month period ended April 30, 2020

For the three (3) month period ended April 30, 2020, we generated no revenue and incurred a net loss of $659,384.

Our net loss of $659,384 for the three (3) month period ended April 30, 2020 was the result of operating expenses of $248,773, interest expense of $26,586, fair market value interest expense of $69,392 and penalty on convertible debt of $314,633. Our operating expenses consisted of $235,056 in general and administrative expenses, and $13,717 in professional fees.

Costs and Expenses

Our primary costs going forward are related to travel, professional fees, legal fees, financing fees and salaries and related payroll taxes associated with our proposed pipeline and natural gas storage activities in Mexico and Texas.

Three month period ended April 30, 2021 and 2020

For the three (3) months ended April 30, 2021, we had $2,107,570 in general and administrative expenses compared to $235,056 in general and administrative expenses for the three (3) months ended April 30, 2020. The $1,872,514 increase in general and administrative expenses was primarily the result of an increase in advisory fees, a decrease in computer internet expense, a decrease in office expenses, an increase in financing fees, a decrease in telephone expenses and a decrease in travel and entertainment expenses during the three (3) months ended April 30, 2021.

The professional fees for the three (3) months ending April 30, 2021 and April 30, 2020 were $16,624 and $13,717, respectively. The $2,907 increase was related to an increase in audit fees, decrease in legal fees, and increase in tax preparation.

The executive compensation for the three (3) months ending April 30, 2021 and April 30, 2020 was $92,000 and $92,000, respectively. No change was due to the same executives employed at the same compensation during both periods.

Nine month period ended April 30, 2021 and 2020

For the nine (9) months ended April 30, 2021, we had $2,917,103 in general and administrative expenses compared to $721,014 in general and administrative expenses for the nine (9) months ended April 30, 2020. The $2,196,089 increase in general and administrative expenses was primarily the result of spending increase in advisory fees, increase in consulting, an increase in directors' fees, a decrease in travel and entertainment, a decrease in financing fees, an increase in public relations and a decrease in telephone expenses during the nine (9) months ended April 30, 2021.

The professional fees for the nine (9) months ending April 30, 2021 and April 30, 2020 were $37,194 and $69,563, respectively. The $32,369 decrease was related to a spending decrease for audit fees, a decrease in legal fees, an increase for tax preparation and a decrease in transfer agent fees.

The executive compensation for the nine (9) months ending April 30, 2021 and April 30, 2020 was $276,000 and $276,000 respectively. No change was due to the same executives employed at the same compensation during both periods.

Liquidity and Capital Resources

Cash Flows

Operating Activities

For the nine (9) month period ended April 30, 2021, net cash used in operating activities was $526,860. The negative cash flow for the nine (9) months ended April 30, 2021 related to our net loss of $3,673,263, an increase in prepaid expenses of $4,765, an increase of $14,524 in expenses paid by shareholder, an increase of $165,000 in convertible debt due to default, an increase of $2,254,637 in issuance of stock for services and fees, adjusted for $17,000 in financing fees, adjusted for depreciation of $1,186, a change of $514,012 in convertible debt due to fair market value, an increase of $161,449 in accounts payable, an increase of $5,867 accrued expenses and a increase of $17,493 in accrued salaries and payroll taxes – related parties.

For the nine (9) month period ended April 30, 2020, net cash used in operating activities was $688,039. The negative cash flow for the nine (9) months ended April 30, 2020 related to our net loss of $1,853,580, an increase in prepaid expenses of $6,578, an increase of expenses paid by shareholder of $16,611, an increase of $314,634 in convertible debt due to default, adjusted for $35,947 in financing fees, adjusted for depreciation of $1,186, a change of $678,739 in convertible debt due to fair market value, an increase of $198,896 in accounts payable, an increase of $5,250 in accrued expenses and a decrease of $79,144 in accrued salaries and payroll taxes - related parties.

Investing Activities

For the nine (9) months ended April 30, 2021, net cash used in investing activities was nil.

For the nine (9) months ended April 30, 2020, net cash used in investing activities was nil.

Financing Activities

For the nine (9) months ended April 30, 2021, net cash provided by financing activities was $362,476. The positive cash flow from financing activities for such period was comprised of proceeds from convertible debentures and proceeds from sale of common stock.

For the nine (9) months ended April 30, 2020, net cash provided from financing activities was $692,889. The positive cash flow from financing activities for such period was comprised of proceeds from sale of common stock and proceeds from convertible debentures.

Liquidity

To date, we have funded our operations primarily with capital provided and loans provided by related parties, accruing of salaries and accounts payable. We do not currently have commitments regarding fixed costs.

As of April 30, 2021, Mirage Energy Corporation had $2,557 in cash on hand and prepaid expenses of $14,324. Since Mirage Energy Corporation was unable to reasonably project its future revenue, it must presume that it will not generate any revenue during the next twelve (12) to twenty-four (24) months. We therefore will need to obtain additional debt or equity funding in the next two (2) – three (3) months, but there can be no assurances that such funding will be available to us in sufficient amounts or on reasonable terms.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended April 30, 2021, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended April 30, 2021 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Condensed Notes to Interim Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 28, 2021

Mirage Energy Corporation

(Registrant)

By:	/s/ Michael R. Ward	/s/ Michael R. Ward
	Michael R. Ward	Michael R. Ward
	Chief Executive Officer (Principal Executive Officer)	Chief Financial Officer (Principal Accounting Officer)

