Form 10-K
period 2021-07-31
Mirage Energy Corp
filed 2022-01-21
CIK 1623360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended July 31, 2021

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

As of January 17, 2022, there were 496,711,769 shares of the Company’s common stock, $0.001 par value, issued and outstanding.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter 2021 was $74,905,415.

MIRAGE ENERGY CORPORATION

FORM 10-K

July 31, 2021

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

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short term and long-term business operations, and financial needs. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Report, and in particular, the risks discussed below and under the heading “Risk Factors” and those discussed in other documents we file with the Securities and Exchange Commission that are incorporated into this Report by reference. The following discussion should be read in conjunction with the consolidated financial statements and notes included herewith. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statement.

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

ITEM 1. Business

Mirage Energy Corporation (the “Company”) was incorporated in the State of Nevada on May 6, 2014, as Bridgewater Platforms, Inc. On November 7, 2016, the Company filed Articles of Merger with the Nevada Secretary of State whereby it entered into a statutory merger with its wholly owned subsidiary, Mirage Energy Corporation, pursuant to Nevada Revised Statutes. The effect of the merger was that the Company is the surviving entity and changed its name to “Mirage Energy Corporation”.

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

DOT regulations require operators of hazardous liquid interstate pipelines to develop and follow a program to assess the integrity of all pipeline segments that could affect designated “high consequence areas,” including high population areas, drinking water and ecological resource areas that are unusually sensitive to environmental damage from a pipeline release, and commercially navigable waterways. We have prepared our own written Integrity Management Program, identified the line segments that could impact high consequence areas, and completed a full assessment of these segments as prescribed by the regulations.

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

There are will also be risks of accidental hydrocarbon releases into the environment associated with our planned future operations, such as potential releases of hazardous substances from our planned pipelines or storage facility. To the extent an event was not covered by insurance policies, such accidental releases could subject us to substantial liabilities arising from emergency response, environmental cleanup and restoration costs, claims made by neighboring landowners and other third parties for personal injury and property damage, and fines or penalties for any related violations of environmental laws or regulations.

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

Intrastate Regulation

Some of our planned pipeline operations will be subject to regulation by the Railroad Commission of Texas (“Texas RRC”). The applicable state statute will require that our planned pipeline rates be non-discriminatory and provide no more than a fair return on the aggregate value of the pipeline property used to render services. State commissions generally have not initiated an investigation of rates or practices of petroleum pipelines in the absence of shipper complaints. Complaints to state agencies have been infrequent and are usually resolved informally. Although management cannot be certain that our intrastate rates ultimately would be upheld if challenged, we believe that, given this history, the tariffs now in effect are not likely to be challenged or, if challenged, are not likely to be ordered to be reduced.

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

Title to Properties

None.

Employees

During 2021, the Company had five employees comprised of its two named executive officers, one administrative and two accounting employees.

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

We are subject to start-up company risks.

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

We may be exposed to the risk of loss in the event of non-performance by our future customers or other counterparties. Some of these counterparties may be highly leveraged and subject to their own operating, market and regulatory risks, and some are experiencing, or may experience in the future, severe financial problems that have had or may have a significant impact on their creditworthiness.

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

Our financial results for the fiscal year ending July 31, 2021 show substantial losses. As of July 31, 2021, the Company had an Accumulated Deficit of $16,129,612. For the fiscal years ending July 31, 2020, and July 31, 2021, the Company had losses of $5,354,204 and $4,222,660, respectively. The accompanying financial statements have been prepared in conformity with the generally accepted accounting principles in the United States of America which contemplates the Company as a going concern. The Company has sought out additional investment to raise additional funds. However, there are no assurances that the Company will continue as a going concern without obtaining additional funding. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of its development. We have not generated any revenues, nor have we realized a profit from our planned operations to date and there is little likelihood that we will generate any revenues or realize any profits in the short term. Any profitability in the future from our business will be dependent upon our ability to build our planned pipelines and other related facilities and enter into contracts for the purchase and sale of natural gas. Since we have not generated any revenues, we will have to raise additional monies through the sale of our equity securities or debt in order to continue our business operations.

We may, in the future, issue additional common shares that would reduce investors’ percent of ownership and may dilute our share value.

The future issuance of common shares may result in substantial dilution in the percentage of our common shares held by our then existing stockholders. We may value any common shares issued in the future on an arbitrary basis. The issuance of common shares for future services or acquisitions or other corporate actions may have the effect of diluting the value of the common shares held by our investors and might have an adverse effect on any trading market for our common shares.

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

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because we may attempt to acquire a significant portion of the funds, we need in order to conduct our planned operations through the sale of equity securities, or convertible debt instruments, a decline in the price of our common stock could be detrimental to our liquidity and our operations because the decline may cause investors to not choose to invest in our stock. If we are unable to raise the funds we require for all our planned operations, we may be forced to reallocate funds from other planned uses and may suffer a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. As a result, our business may suffer, and not be successful and we may go out of business. We also might not be able to meet our financial obligations if we cannot raise enough funds through the sale of our common stock and we may be forced to go out of business.

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

ITEM 1B. Unresolved Staff Comments

Not Applicable to Smaller Reporting Companies.

ITEM 2. Properties

Our executive and administrative offices are located at 900 Isom Rd, Suite 306, San Antonio, Texas. These offices consist of a total of 4,051 square feet and are rented by 4Ward Resources for a three (3) year term from July 1, 2019 through June 30, 2022, presently at a cost of $7,418 per month. The lease rate increases in each succeeding year of the term. We believe that our office spaces are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

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

The quarterly high and low reported sale prices for our common stock as quoted on the OTC Markets for the periods indicated are as follows:

	High	Low

Fiscal 2020
First Quarter Ended October 31, 2019	$0.0525	0.049
Second Quarter Ended January 31, 2020	$0.100	0.083
Third Quarter Ended April 30, 2020	$0.0742	0.0661
Fourth Quarter Ended July 31, 2020	$0.196	0.155

Fiscal 2021
First Quarter Ended October 31, 2020	$0.3076	0.2825
Second Quarter Ended January 31, 2021	$0.3575	0.301
Third Quarter Ended April 30, 2021	$0.35	0.28
Fourth Quarter Ended July 31, 2021	$0.144	0.12

(b) Holders. The Company has approximately 84 shareholders of record holding common stock.

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

(e) Recent Sales of unregistered securities: For the year ended July 31, 2021, the Company sold 4,091,667 shares of common stock to twelve (12) accredited investors for cash proceeds of $415,000.

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

Discussion and Analysis of Financial Condition and Results of Operations

Revenues

Twelve-month period ended July 31, 2021

For the twelve (12) month period ended July 31, 2021, we generated no revenue and incurred a net loss of $4,222,660.

Our net loss of $4,222,660 for the twelve (12) month period ended July 31, 2021 was the result of operating expenses of $3,217,071 and other expenses (comprised of interest expense) of $1,005,589. Our operating expenses consisted of $3,155,895 in general and administrative expenses, and $61,176 in professional fees.

Twelve-month period ended July 31, 2020

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

For the years ended July 31, 2020, and July 31, 2021, total general and administrative expenses were $929,142 and $3,155,895, respectively.

For the year ended July 31, 2020, we had $929,142 in general and administrative expenses compared to $3,155,895 in general and administrative expense for the year ended July 31, 2021. The $2,226,753 increase in general and administrative expenses was primarily the result of increased spending related to consulting fees, corporate advisory fees and directors’ fee, net of decrease in financing fees.

The professional fees for the years ending July 31, 2020, and July 31, 2021, were $99,563 and $61,176, respectively. The $38,387 decrease was primarily result of reduction of spending related to audit fees and legal fees, net of increase in tax preparation fees.

The executive compensation for the years ending July 31, 2020, and July 31, 2021, was $368,000 and $368,000, respectively. There were no changes in the compensation amounts.

Liquidity and Capital Resources

Cash Flows

Operating Activities

For the twelve (12) month period ended July 31, 2021, net cash used in operating activities was $821,595. The negative cash flow for the twelve (12) months ended July 31, 2021 related to our net loss of $4,222,660, adjusted for depreciation of $1,449, a decrease in financing fees of $17,000, a change of $753,376 in convertible debt due to fair market value, an increase of $191,750 in convertible debt due to default, an increase in expenses paid by shareholder of $28,188, a decrease in prepaid expenses of $40,860, an increase of $189,296 in accounts payable and accrued expenses and an increase of $6,229 in accrued salaries and payroll taxes - related parties.

For the twelve (12) month period ended July 31, 2020, net cash used in operating activities was $890,373. The negative cash flow for the twelve (12) months ended July 31, 2020 related to our net loss of $5,354,204, adjusted for depreciation of $1,581, an increase in financing fees of $38,098, a change of $3,991,040 in convertible debt due to fair market value, an increase of $230,942 in convertible debt due to default, an increase in expenses paid by shareholder of $29,642, a decrease in prepaid expenses of $7,799, an increase of $247,192 in accounts payable and accrued expenses and a decrease of $66,865 in accrued salaries and payroll taxes - related parties.

Investing Activities

For the twelve (12) months ended July 31, 2021 net cash used in investing activities was nil.

For the twelve (12) months ended July 31, 2020 net cash used in investing activities was nil.

Financing Activities

For the twelve (12) months ended July 31, 2021, net cash provided from financing activities was $753,812. The positive cash flow from financing activities for such period was comprised of proceeds from sale of common stock and proceeds from sale of convertible debentures, net of loan repayments to a related party.

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

As of July 31, 2021, Mirage Energy Corporation had $99,158 in cash on hand and prepaid expenses of $50,419. Since Mirage Energy Corporation is unable to reasonably project its future revenue, it must presume that it will not generate any revenue during the next twelve (12) to twenty-four (24) months. We therefore will need to obtain additional debt or equity funding in the next two (2) - three (3) months, but there can be no assurances that such funding will be available to us insufficient amounts or on reasonable terms.

The Company’s audited financial statements for the year ended July 31, 2021, contain a “going concern” qualification. As discussed in Note 3 of the Notes to Financial Statements, the Company has incurred losses and has not demonstrated the ability to generate cash flows from operations to satisfy its liabilities and sustain operations. Because of these conditions, our independent auditors have raised substantial doubt about our ability to continue as a going concern.

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

For the year ended July 31, 2021, the Company has funded operations debt of $367,000 from convertible notes, proceeds from sale of $415,000 in common stock, while making loan repayments of $28,188 to related party. The Company plans to raise additional funds through various sources to support ongoing operations during 2021 and 2022.

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

At July 31, 2021, the Company had net operating loss carry forwards of approximately $4,428,618 with a portion expiring from years 2034 to 2037 if not used and are calculated at an expected tax rate of approximately 21%.

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

July 31, 2021 AND 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Mirage Energy Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mirage Energy Corporation and its subsidiaries (collectively, the “Company”) as of July 31, 2021 and 2020, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2021 and 2020, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

January 20, 2022

MIRAGE ENERGY CORPORATION
Consolidated Balance Sheets

	July 31,	July 31,
	2021	2020

ASSETS
Current Assets
Cash and cash equivalents	$99,158	$166,941
Prepaid expenses	50,419	9,559
Total Current Assets	149,577	176,500

Property, plant and equipment, net	-	1,449

Other Assets
Deposits	6,921	6,921
Total Other Assets	6,921	6,921

TOTAL ASSETS	$156,498	$184,870

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$1,005,926	$836,290
Loan payable	127,844	127,844
Convertible debentures	289,905	281,351
Accrued salaries and payroll taxes, related parties	1,801,300	1,795,071
Total Current Liabilities	3,224,975	3,040,556

Long-Term Liabilities
Loan payable	1,203	1,234
TOTAL LIABILITIES	3,226,178	3,041,790

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001, 10,000,000 shares authorized, 10,000,000 shares issued and outstanding as of July 31, and July 31, 2020	10,000	10,000
Common stock, par value $0.001, 900,000,000 shares authorized, 478,824,365 shares issued and outstanding as of July 31, 2021; 462,730,684 shares issued and outstanding as of July 31, 2020	478,825	462,731
Stock Subscription Receivable	-	(20,000)
Additional paid-in capital	12,571,207	8,597,401
Accumulated deficit	(16,129,612)	(11,906,952)
Accumulated other comprehensive loss	(100)	(100)
TOTAL STOCKHOLDERS’ DEFICIT	(3,069,680)	(2,856,920)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$156,498	$184,870

The accompanying notes are an integral part of these consolidated financial statements

.

MIRAGE ENERGY CORPORATION

Consolidated Statements of Operations

	Year Ended July 31,
	2021	2020

OPERATING EXPENSES
General and administrative expenses	$3,155,895	$929,142
Professional fees	61,176	99,563
Total Operating Expenses	3,217,071	1,028,705

LOSS FROM OPERATIONS	(3,217,071)	(1,028,705)

OTHER EXPENSES
Interest expense	60,463	103,517
Change in fair value of convertible debt	753,376	3,991,040
Penalty on convertible debt	191,750	230,942
Total Other Expense	1,005,589	4,325,499

LOSS BEFORE INCOME TAXES	(4,222,660)	(5,354,204)

NET LOSS	(4,222,660)	(5,354,204)

Basic and Diluted Loss per Common Share	$(0.01)	$(0.01)
Basic and Diluted Weighted Average Common Shares Outstanding	471,364,258	424,924,258

The accompanying notes are an integral part of these consolidated financial statements.

MIRAGE ENERGY CORPORATION

Statements of Stockholders’ (Deficit)

	Common Stock		Preferred Stock			Additional		Accumulated Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Stock Sub. Rec.	Paid-in Capital	Accumulated (Deficit)	Comprehensive Loss	Stockholders’ (Deficit)

Balance - July 31, 2019	406,886,489	$406,886	10,000,000	$10,000	$-	$2,986,180	$(6,552,748)	$(100)	$(3,149,782)
Common shares issued for conversion of debt and interest	30,579,060	30,579	-	-	-	4,890,892	-	-	4,921,471
Sale of common stock	17,458,334	17,459	-	-	(20,000)	721,541	-	-	719,000
Common stock warrants valued at note date	-	-	-	-	-	6,595	-	-	6,595
Common shares issued for exercise of warrants	7,806,801	7,807	-	-	-	(7,807)	-	-	-
Net loss	-	-	-	-	-	-	(5,354,204)	-	(5,354,204)
Balance - July 31, 2020	462,730,684	$462,731	10,000,000	$10,000	$(20,000)	$8,597,401	$(11,906,952)	$(100)	$(2,856,920)
Common shares issued for conversion of debt and interest	6,820,653	6,821	-	-	-	1,333,442	-	-	1,340,263
Sale of common stock	4,091,667	4,092	-	-		410,908	-	-	415,000
Restricted shares issued for services and fees	1,446,250	1,446	-	-	-	353,191	-	-	354,637
Common shares issued for exercise of warrants	4,235,111	4,235	-	-	-	(4,235)	-	-	-
Common shares cancelled	(500,000)	(500)	-	-	20,000	(19,500)	-	-	-
CEO gifted shares treated as returned to the company (5,000,000)	(5,000,000)	(5,000)	-	-	-	5,000	-	-	-
Gifted shares treated as issued by the company 5,000,000	5,000,000	5,000	-	-	-	1,895,000	-	-	1,900,000
Net loss	-	-	-	-	-	-	(4,222,660)	-	(4,222,660)
Balance – July 31, 2021	478,824,365	$478,825	10,000,000	$10,000	$-	$12,571,207	$(16,129,612)	$(100)	$(3,069,680)

The accompanying notes are an integral part of these consolidated financial statements.

MIRAGE ENERGY CORPORATION

Consolidated Statement of Cash Flows

	Year Ended
	July 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,222,660)	$(5,354,204)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation expense	1,449	1,581
Financing fees	17,000	38,098
Loss on change in fair value of convertible debt	753,376	3,991,040
Penalty on convertible debt	191,750	230,942
Expenses paid by shareholder	28,188	29,642
Issuance of stock for services and fees	2,254,637	-
Changes in operating assets and liabilities:
Prepaid expenses	(40,860)	(7,799)
Accounts payable and accrued expenses	189,296	247,192
Accrued salaries and payroll taxes, related parties	6,229	(66,865)
Net cash used in operating activities	(821,595)	(890,373)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan, related party	-	10,100
Repayments of loan, related party	(28,188)	(39,742)
Proceeds from sale of common stock	415,000	719,000
Proceeds from sale of convertible debt	367,000	297,500
Net cash provided by financing activities	753,812	986,858

Net increase (decrease) in cash	(67,783)	96,485
Cash and cash equivalents - beginning of period	166,941	70,456
Cash and cash equivalents - end of period	$99,158	$166,941

Supplemental Cash Flow Disclosures
Cash paid for interest	$3,232	$1,533

Supplemental Non-Cash Activity Disclosures
Stock issued for convertible debt and interest	$1,340,263	$4,921,471
Cashless exercise of warrants	$4,235	$7,807
Stock cancellation of stock subscription	$20,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

MIRAGE ENERGY CORPORATION

Notes to the Unaudited Consolidated Financial Statements

July 31, 2021 and 2020

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

As of July 31, 2021, and July 31, 2020, the Company has convertible notes with a total base principal of $125,000 and $100,500, respectively, which become convertible in 180 days. There is a potential for 1,486,694 shares if the principal of $125,000 were converted at July 31, 2021. These notes will have a dilutive effect on common stock for the year ended July 31, 2021. The Company has 10,000,000 shares of Mirage’s Series A Preferred Stock which possess 20 votes per share and are convertible into 200,000,000 common shares. As of July 31, 2021, the Company has no open common stock purchase warrants.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $99,158 and $166,941 in cash at July 31, 2021 and 2020, respectively.

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

Consultant share-based compensation was paid in the amount of $0 in 2020 and $2,254,637 in 2021.

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of July 31, 2021 and 2020.

Related Parties

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions.

Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no contingencies as of July 31, 2021.

Future obligations for the rent of the office lease as of July 31, 2021 and 2020 were $84,906 and $162,736, respectively.

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

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had a net loss of $4,222,660 and had net cash used in operations of $821,595 for the year ended July 31, 2021, and had an accumulated deficit and working capital deficit of $16,129,612 and $3,075,398 at that date. The Company has not established an ongoing source of revenues sufficient to cover its operating cost and requires additional capital to commence its operating plan. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about its ability to continue as a going concern.

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

NOTE 4 - DEBT

As of July 31, 2021, the number of shares of common stock that can be issued for convertible debt are 1,486,694 of which have all been converted or paid as of this filing day except for Jabro Funding Corp in the amount of $18,000.

For the year ended July 31, 2021, the Company received proceeds of $367,000 from convertible notes, which was net of $17,000 in fees deducted and converted $1,340,263 of convertible notes and interest. There was a $753,376 loss on change in fair value of convertible debt in total.

For the year ended July 31, 2020, the Company received proceeds of $297,500 from convertible notes, which was net of $30,500 in fees deducted and converted $4,921,471 of convertible notes and interest. There was a $3,991,040 loss on change in fair value of convertible debt in total.

A summary of debt at July 31, 2021, and July 31, 2020 is as follows:

	July 31,	July 31,
	2021	2020
Note, unsecured interest bearing at 2% per annum, due July 9, 2020. This is past due.	$50,000	$50,000
Note, unsecured interest bearing at 7.5% per annum, due April 15, 2018. This was an accounts payable bill that was converted to a loan as per Note 9 Commitments and Contingencies. This note is now in default as of April 16, 2018, and has a default interest of 17.5%.	77,844	77,844

Convertible debenture, unsecured, interest bearing at 12% per annum, issued June 12, 2018 in the amount of $18,000 with fees of $0 and cash proceeds of $18,000 which was paid directly to the vendor in the year ended July 31, 2018, convertible at December 9, 2018 with conversion price at a discount rate of 45% of market price which is the average of the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to the conversion date, maturity date of March 30, 2019. This note became convertible on December 9, 2018. This note defaulted on November 14, 2018, and a default penalty of $9,000 was added to the note for a total of $27,000 and incurred default interest rate of 22%. The convertible note had a net gain on change in fair value of $23,790.

	45,584	69,374

Convertible debenture, unsecured, interest bearing at 8% per annum, issued September 12, 2019, in the amount of $82,500 with fees of $9,500 and cash proceeds of $73,000, convertible at March 10, 2020, with conversion price at a discount rate of 45% of market price which is the lowest trading price during the twenty-trading day period ending on the latest complete trading day prior to conversion date; maturity date of July 12, 2020. This note was convertible on March 10, 2020. The note defaulted on November 16, 2019, and a default penalty of $83,692 was added to the note and incurred default interest rate of 24%. At time of conversion in August 2020, it was determined no default was added. During the month of August 2020, $82,500 of this debt plus $5,867 in interest was converted and the Company issued 2,564,695 shares of common stock with a fair value of $470,214 for the debt and a fair value of $33,235 for the interest totaling $503,449. The convertible note had a net loss on change in fair value of $257,737.

	-	211,977

Convertible debenture, unsecured, interest bearing at 10% per annum, issued September 21, 2020, in the amount of $153,000 with fees of $3,000 and cash proceeds of $150,000, convertible at March 20, 2021, with conversion price at a discount rate of 39% of market price which is the lowest trading price during the twenty-trading day period ending on the latest complete trading day prior to conversion date; maturity date of July 21, 2021. This note defaulted on November 4, 2020 and a default penalty of $76,500 was added to the note for a total of $229,500. The note became immediately convertible. During the month of June 2021, $153,000 of this debt plus $7,650 in interest was converted and the Company issued 2,355,015 shares of common stock with a fair value of $464,044 for the debt and a fair value of $14,404 for the interest totaling $478,448. The convertible note had a net loss on change in fair value of $234,544.

	-	-

Convertible debenture, unsecured, interest bearing at 10% per annum, issued October 12, 2020 in the amount of $68,000 with fees of $3,000 and cash proceeds of $65,000, convertible at April 10, 2021 with conversion price at a discount rate of 39% of market price which is the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to conversion date; maturity date of August 12, 2021. This note defaulted on November 4, 2020 and a default penalty of $34,000 was added to the note for a total of $102,000. The note became immediately convertible. During the month of June 2021, $68,000 of this debt plus $3,400 in interest was converted and the Company issued 1,046,673 shares of common stock with a fair value of $184,508 for the debt and a fair value of $5,909 for the interest totaling $190,417. The convertible note had a net loss on change in fair value of $82,508.

	-	-

Convertible debenture, unsecured, interest bearing at 10% per annum, issued December 9, 2020 in the amount of $55,500 with fees of $3,500 and cash proceeds of $52,000, convertible at June 7, 2021 with conversion price at a discount rate of 39% of market price which is the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to conversion date; maturity date of September 9, 2021. This note defaulted on December 21, 2020 and a default penalty of $27,750 was added to the note for a total of $83,250. The note became immediately convertible. During the month of June 2021, $55,500 of this debt plus $2,775 in interest was converted and the Company issued 854,270 shares of common stock with a fair value of $162,532 for the debt and a fair value of $5,418 for the interest totaling $167,950. The convertible note had a net loss on change in fair value of $79,282.

	-	-

Convertible debenture, unsecured, interest bearing at 10% per annum, issued January 12, 2021 in the amount of $53,500 with fees of $3,500 and cash proceeds of $50,000, convertible at July 11, 2021 with conversion price at a discount rate of 39% of market price which is the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to conversion date; maturity date of November 12, 2021. This note defaulted on March 23, 2021 and a default penalty of $26,750 was added to the note for a total of $80,250. The note became immediately convertible. The convertible note had a net loss on change in fair value of $41,911.

	122,161	-

Convertible debenture, unsecured, interest bearing at 10% per annum, issued March 9, 2021 in the amount of $53,500 with fees of $3,500 and cash proceeds of $50,000, convertible at September 5, 2021 with conversion price at a discount rate of 39% of market price which is the lowest trading price during the twenty trading day period ending on the latest complete trading day prior to conversion date; maturity date of January 9, 2022.  This note defaulted on June 22, 2021 and a default penalty of $26,750 was added to the note for a total of $80,250. The note became immediately convertible. The convertible note had a net loss on change in fair value of $41,910.

	122,160	-
Remaining unpaid portion due AT&T regarding cell phone installments	1,203	1,234
Total Debt	418,952	410,429
Less: Current Maturities	417,749	409,195
Total Long-Term Debt	$1,203	$1,234

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

Common Shares

For the year ended July 31, 2021, the Company issued 6,820,653 shares of common stock for conversion of convertible notes totaling $517,442 with a fair value of $1,281,296 for the debt and a fair value of $58,967 for the interest totaling $1,340,263. The Company sold 41,667 shares of common stock to an investor at $0.24 per share for cash proceeds of $10,000. The Company sold 4,050,000 shares of common stock to investors at $0.10 for cash proceeds of $405,000. The Company issued 1,446,250 shares of common stock as compensation to consultants in the amount of $354,637. The Company had a cancellation of stock subscription of 500,000 shares totaling $20,000.

For the year ended July 31, 2021, the Company issued a total of 4,235,111 shares of common stock as a cashless exercise of common stock warrants. On August 24, 2020, Crown Bridge Partners, LLC exercised the right to purchase 4,235,111 shares of common stock per the Common Stock Warrant dated July 31, 2019 for the third and last tranche of the November 13, 2018 convertible promissory note.  There were no open warrants as of July 31, 2021.

For the year ended July 31, 2020, the Company issued 30,579,060 shares of common stock for conversion of convertible notes, totaling $790,266 with a fair value of $4,407,546 for the debt and a fair value of $513,925 for the interest totaling $4,921,471. The Company sold 17,458,334 shares of common stock to investors for cash proceeds of $719,000 and stock subscription receivable of 20,000.

For the year ending July 31, 2020, the Company issued a total of 7,806,801 shares of common stock as a cashless exercise of common stock warrants. On October 16, 2019, and February 10, 2020, Crown Bridge Partners, LLC exercised the right to purchase 3,696,973 and 4,109,828 shares of common stock, respectively, per the Common Stock Warrants that were issued with the November 13, 2018 note

NOTE 6 - PROVISION FOR INCOME TAXES

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 21% to the net loss before provision for income taxes for the following reasons:

	Year Ended	Year Ended
	July 31, 2021	July 31, 2020
Income tax expense at statutory rate	$527,306	$163,683
Valuation allowance	(527,306)	(163,683)
Income tax expense	$-	$-

Net deferred tax assets consist of the following components as of:

	July 31, 2021	July 31, 2020
NOL Carryover	$4,428,618	$1,837,458
Valuation allowance	(4,428,618)	(1,837,458)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Income Tax laws of United States of America, net operating loss carry forwards of approximately $4,428,618, for federal income tax reporting purpose, with a portion expiring from years 2034 to 2037 if not used. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years. The tax years still left open are 2018, 2019 and 2020.

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

As of July 31, 2021, the CEO and two other members of management and one other employee had earned accrued unpaid salary in the amount of $1,726,023. Accrued salaries of $1,726,023 combined with accrued payroll taxes of $75,277 for a total accrued related party salaries and payroll tax of $1,801,300 for the period from June 2015 until July 31, 2021.

Also, Mr. Michael Ward, President, was owed $28,188 during the year for monies outlaid on behalf of the Company for a total loan amount of $28,188 which was netted for $28,188 in payments received leaving a net due Mr. Ward of $0 at July 31, 2021.

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

NOTE 8 - LEASES

On June 9, 2016, the Company entered into a Lease Agreement for its San Antonio, Texas office lease location. The Lease Period was for three (3) years beginning July 1, 2016. On July 1, 2019, the Company entered into a First Amendment to Lease Agreement at same location. The landlord continues to hold $6,921 as security which is to be returned at the end of the new lease. The new Lease Period is three (3) years beginning July 1, 2019. The Company shall pay as additional rent all other sums of money as shall become due and payable by them under this Lease. To date after twenty-five (25) months of this thirty-six (36) month lease, no such additional charges have been made. The Company has incurred rent expense in the amount of $87,120 and $84,906 for the year ended July 31, 2021 and for the year ended July 31, 2020, respectively. Below is the schedule of rent for the remaining Lease term as of July 31, 2021.

Year Ending	Amount
July 31, 2022	$77,830
Total Remaining Base Rent	$77,830

NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Company committed to eighteen (18) months of Acquisition of Pipeline Rights of Way to Marcos y Asociados with a total amount of $77,844 which was due April 15, 2018 and not paid as of July 31, 2021. Interest will continue accruing after July 31, 2021 until it is paid.

From time to time the Company may become a party to litigation matters involving claims against the Company. Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 10 - SUBSEQUENT EVENTS

The Company evaluated events occurring subsequent to July 31, 2021, identifying those that are required to be disclosed as follows:

In August 2021, the Company sold 662,500 shares of common stock at $0.08 per share to accredited investors for cash proceeds of $53,000.

In September 2021, Power Up Lending Group Ltd. converted principal in the amount of $35,000 of the $53,500 note issued January 21, 2021 for 2,868,852 shares of common stock.

In September 2021, the Company sold 250,000 shares of common stock at $0.08 per share to accredited investors for cash proceeds of $20,000.  The Company also sold 6,388,885 shares of common stock at $0.018 per share to accredited investor for cash proceeds of $115,000.

In October 2021, Power Up Lending Group Ltd. converted principal in the amount of $45,250 plus $2,675 interest of the $53,500 note issued January 21, 2021 for 3,928,279 shares of common stock.

In October 2021, the Company paid off the $53,500 note issued March 9, 2021 by Power Up Lending Group Ltd. in the amount of $80,250 plus $9,529 interest.

In October 2021, the Company sold 1,388,888 shares of common stock at $.018 per share to accredited investor for cash proceeds of $25,000.

In December 2021, the Company sold 1,400,000 shares of common stock at $.025 per share to accredited investors for cash proceeds of $35,000.

In January 2022, the Company sold 1,000,000 shares of common stock at $.025 per share to accredited investor for cash proceeds of $25,000.

ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of July 31, 2021. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

During the evaluation of disclosure controls and procedures as of July 31, 2021, management identified material weaknesses in internal control over financial reporting, which management considers an integral component of disclosure controls and procedures. Material weaknesses identified include the lack of any segregation of duties, lack of appropriate accounting policies and management’s assessment of internal control over financial reporting. As a result of the material weaknesses identified, management concluded that Company’s disclosure controls and procedures were not effective.

Notwithstanding the existence of these material weaknesses, management believes that the consolidated financial statements in this annual report on Form 10-K fairly present, in all material respects, Company’s financial condition as of July 31, 2021 and 2020, and results of its operations and cash flows for the years ended July 31, 2021 and 2020, in conformity with United States generally accepted accounting principles (GAAP).

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

The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of July 31, 2021, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

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

As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that, as of July 31, 2021, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by the COSO.

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

Changes in Internal Controls over Financial Reporting

During the period ended July 31, 2021, there have been no changes in internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names of the Company’s directors, executive officers, and key employees, and their positions with the Company, as of the date of this Annual Report:

Name	Age	Position(s)	Term of Officers (Directors)
Michael R. Ward	65	President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Accounting Officer Chairman of the Board of Directors	August 11, 2016-Present
Patrick C. Dosser	38	Vice President	January 17, 2017-Present
Soll Sussman	70	Member Board of Directors	March 8, 2017-Present
Alejandro Amelio	51	Member Board of Directors	March 8, 2017-Present

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

From May 2007 through July 2010, Mr. Ward was the President and CEO of Bentley Energy Corporation (“Bentley”). Bentley engaged in distribution of propane in Central and South Texas. Bentley owned and operated various propane distribution companies. Bentley voluntarily filed for reorganization under Chapter 11 of the federal bankruptcy laws. The case was filed in the U.S. Bankruptcy Court, Western District of Texas on January 7, 2010. The court accepted the Company’s reorganization plan on, or about July 21, 2010, resulting in the Company’s sale to J.P. Energy Holdings, LLC. The Bentley bankruptcy petition was necessary in order to provide protection and continuity for its propane delivery to more than 8,000 customers. Bentley financed it business with a bank line of credit. Bentley had planned the line of credit would be converted to a 10-year term loan with a 5-year balloon at maturity one year later. At loan maturity, the bank only offered Bentley a straight 3-year loan term. Bentley’s propane business revenue was subject to seasonal fluctuations because it sold the majority of its propane in the winter months. Seasonal revenue fluctuations made it impossible for Bentley to meet bank payment obligations on a three-year term loan. Additionally, Bentley’s propane suppliers tightened credit and payment terms. This credit squeeze from the bank and suppliers coupled with the unprecedented financial crisis of 2008/2009 precipitated the bankruptcy. While under bankruptcy protection, Mr. Ward was able to sell the business, which operates today under a different name.

(g) Promoters and control persons.

Mr. Michael Ward, CEO and a member of the Board of Directors of the Company, owns 160,862,562 shares of our common stock which represents 34% of the total shares issued and outstanding. Additionally, Mr. Ward owns 10,000,000 Series A preferred shares which are convertible into 200,000,000 common shares. Therefore, Mr. Ward is the Company’s controlling shareholder. Except as disclosed above in paragraph (f), Mr. Ward has not been a party to any legal proceedings at any time during the past ten (10) years.

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

Code of Ethics

On November 13, 2017, the Board of Directors adopted the Company’s Code of Ethical Conduct.

Meetings and Committees of the Board of Directors

We presently have no formal independent Board committees. Until further determination, the full Board of Directors will undertake the duties of the audit committee, compensation committee and nominating and governance committee. The members of the Board of Directors performing these functions as of July 31, 2021 are Michael R. Ward, Patrick Dosser, Soll Sussman and Alejandro Amelio.

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

ITEM 11. Executive Compensation

The following table set forth the compensation information on named executive officers Michael R. Ward and Patrick Dosser for the fiscal years ending July 31, 2021 and 2020.

							Nonqualified
Name						Non-Equity	Deferred	All
And				Stock	Option	Incentive Plan	Compensation	Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)(1)	($)	($)	($)	($)	($)	($)	($)(1)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Michael R. Ward, CEO, CFO	2021	270,000	-0-	-0-	-0-	-0-	-0-	-0-	270,000	(2)
	2020	270,000	-0-	-0-	-0-	-0-	-0-	-0-	270,000

Patrick C. Dosser, Vice Pres.	2021	98,000	-0-	-0-	-0-	-0-	-0-	-0-	98,000
	2020	98,000	-0-	-0-	-0-	-0-	-0-	-0-	98,000

___________

(1) As of July 31, 2021, accrued and unpaid executive compensation totaled $2,670,500.

(2) During the year, Michael Ward was paid $944,378 toward accrued compensation.

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

Executive Compensation Philosophy: Our executive compensation philosophy will be designed to establish an appropriate relationship between executive pay and our annual performance, our long-term growth objectives, individual performance of the executive officer and our ability to attract and retain qualified executive officers. We will attempt to achieve these goals by integrating competitive annual base salaries with (a) bonuses based on corporate performance and on the achievement of specified performance objectives, and stock awards through some form of long-term incentive plan. We believe that cash compensation in the form of salary and bonus provides our executives with short-term rewards for success in operations and stock awards will provide long-term incentives.

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

Director Compensation

On March 8, 2017, the Company authorized a stock grant of 50,000 common shares each to David Cibrian, Soll Sussman and Alejandro Amelio for annual service on the board of directors. These directors will be granted 50,000 shares for each year of director service. On July 31, 2018, the Company granted these directors 100,000 common shares each for a total granted of 300,000 common shares. The shares were valued at $5,610. These granted shares represented director compensation for their board earned during fiscal years 2018 and 2019. On May 27, 2019, David Cibrian resigned from the board.  On January 7, 2021, the Company granted the two remaining directors 100,000 common shares each for a total granted of 200,000 common shares. The shares were valued at $68,000. These granted shares represented director compensation for their board earned during fiscal years 2020 and 2021.

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

This table is based upon information derived from our stock records. We believe that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned; except as set forth above, applicable percentages are based upon 478,824,365 shares of common stock outstanding as of July 31, 2021. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to conversion of warrants and options held by that person that are currently exercisable or exercisable within 60 days of July 31, 2021. We did not deem those shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

(a) Name of Beneficial Owner of Certain Beneficial Owners

Table 1.

Title of Class	Name and address of beneficial owner	Amount and nature of beneficial ownership (3)		Percent of Class (6)
Common	Michael R. Ward(1)	161,897,562	(4)	33.811%
Preferred Series “A”	Michael R. Ward(1)	10,000,000	(5)	100.000%
Common	Choice Consulting, LLC(2)	62,136,000		12.977%
Total		424,033,562	(6)	62.466%

_______________

(1)	Address of each beneficial owner is 900 Isom Rd., Ste. 306, San Antonio, TX 78216
(2)	Address of Choice Consulting, LLC is 44120 Hunter Terrace, Freemont, CA 94539. The Company believes that Sadru Karim has dispositive and voting authority over Choice Consulting, LLC.
(3)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on July 31, 2021. As of July 31, 2021, there were 478,824,365 shares of our Company’s Common Stock issued and outstanding and 10,000,000 Series A Preferred shares.

(4)

Includes 1,035,000 common shares owned by White Boy Partnership, LLC, a Texas limited liability company owned and controlled by Chris Ward, Michael R. Ward’s spouse. Mr. Ward disclaims beneficial ownership of White Boy Partnership’s equity securities.

(5)

The Series A Preferred shares are immediately convertible into 200,000,000 shares of the Company’s Common Stock and possess voting rights for 200,000,000 shares on an “as converted basis”. Combining Mr. Ward’s direct ownership of 160,862,562 common shares with the 200,000,000 “as converted” preferred share votes give Mr. Ward the ability to vote 53.31% of the Company’s common stock at any shareholder meeting.

(6)

Includes 200,000,000 votes by virtue of the Series A preferred shares (See Note 5). The total percentage is calculated using 678,824,365 as the inferred total issued and outstanding voting stock utilizing the Series A preferred on an “as converted” basis.

(b) Security Ownership of Management

Table 2.

Title of Class	Name and address of beneficial owner	Amount and nature of beneficial ownership (2)		Percent of Class (2)
Common	Michael R. Ward (1)	161,897,562	(3)	33.811%
Preferred Series “A”	Michael R. Ward (1)	10,000,000	(4)	100.000%
Common	Patrick C. Dosser (1)	6,300,432		1.316%
Common	John W. Dosser (1)	6,300,000		1.316%
Common	David Cibrian (1)	150,000		0.031%
Common	Soll Sussman (1)	250,000		0.052%
Common	Alejandro Amelio (1)	250,000		0.052%
Total Common		375,147,994	(5)	55.264%

____________

(1)	Address of each beneficial owner is 900 Isom Rd., Ste. 306, San Antonio, TX 78216
(2)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on July 31, 2021. As of July 31, 2021, there were 478,824,365 shares of our Company’s Common Stock issued and outstanding and 10,000,000 Series A Preferred shares which vote as 200,000,000 common shares.

(3)

Includes 1,035,000 common shares owned by White Boy Partnership, LLC, a Texas limited liability company owned and controlled by Chris Ward, Michael R. Ward’s spouse. Mr. Ward disclaims beneficial ownership of White Boy Partnership’s equity securities. Mr. Ward’s direct ownership is 160,862,562 common shares.

(4)

The Series A Preferred shares are immediately convertible into 200,000,000 shares of the Company’s Common Stock and possess voting rights for 200,000,000 shares on an “as converted basis”. Combining Mr. Ward’s direct ownership of 160,862,562 common shares with the 200,000,000 “as converted” preferred share votes give Mr. Ward the ability to vote 53.31% of the Company’s common stock at any shareholder meeting.

(5)

Includes 200,000,000 votes by virtue of the Series A preferred shares. The total percentage is calculated using 678,824,365 as the inferred total issued and outstanding voting stock utilizing the Series A preferred on an “as converted” basis.

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

As of July 31, 2021, the CEO and two other members of management and one other employee had earned accrued unpaid salary in the amount of $1,726,023. Accrued salaries of $1,726,023 combined with accrued payroll taxes of $75,277 for a total accrued related party salaries and payroll tax of $1,801,300 for the period from June 2015 until July 31, 2021.

Also, Mr. Michael Ward, President, was owed $28,188 during the year for monies outlaid on behalf of the Company for a total loan amount of $28,188 which was netted for $28,188 in payments received leaving a net due Mr. Ward of $0 at July 31, 2021.

Director Independence

As of July 31, 2021, the Company had four individuals serving on the Board of Directors. The Company is not currently a listed issuer and, as such, is not subject to any director independence standards using the definition of independence set forth in the Nasdaq Marketplace Rule 4200(a)(15).

ITEM 14. Principal Accountants Fees and Services

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s public accounting firm, MaloneBailey, LLP, for the audit and the reviews of the Company’s financial statements for the years ended July 31, 2020 and July 31, 2021, were $44,500 and $39,500 (subject to final adjustment), respectively.

Audit Related Fees

The Company incurred no fees during the last two fiscal years for assurance and related services by the Company’s principal accountant that were reasonably related to the performance of the audit or review of the Company’s financial statements, and not reported under “Audit Fees” above.

Tax Fees

During fiscal years 2020 and 2021, the Company incurred $4,000 and $4,000 (estimated subject to final adjustment), respectively, in fees for professional services rendered by the Company’s principal accountant for tax compliance, tax advice or tax planning.

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

Mirage Energy Corporation

Date: January 20, 2022		/s/ Michael R. Ward
	By:	Michael R. Ward
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: January 20, 2022		/s/ Michael R. Ward
	By:	Michael R. Ward
	Title:	Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: January 20, 2022		/s/ Michael R. Ward
	By:	Michael R. Ward
	Title:	Director

Date: January 20, 2022		/s/ Soll Sussman
	By:	Soll Sussman
	Title:	Director

/s/ Alejandro Amelio
	By:	Alejandro Amelio
	Title:	Director

